Form 10-Q
period 1997-08-02
ANVIL HOLDINGS INC
filed 1997-09-16
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended August 2, 1997

                       Commission File Number 333-26999


                            ANVIL HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)

          Delaware                                             13-3801705
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


228 East 45th Street
New York, New York                                                10017
(address of principal executive office)                        (Zip Code)


Registrant's telephone number                                (212) 476-0300
(including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes           No    X
                               -------      -------

At September 15, 1997, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                     Form 10-Q
                             ANVIL HOLDINGS, INC.

                              TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS AS OF
                 AUGUST 2, 1997 (UNAUDITED) AND
                 FEBRUARY 1, 1997..........................................   3

                 UNAUDITED CONSOLIDATED STATEMENTS
                 OF OPERATIONS FOR THE QUARTER AND
                 SIX MONTHS ENDED AUGUST 2, 1997
                 AND JULY 27, 1996.........................................   4

                 UNAUDITED CONSOLIDATED STATEMENTS
                 OF CASH FLOWS FOR THE SIX MONTHS
                 ENDED AUGUST 2, 1997 AND JULY 27, 1996....................   5


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................   6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  10


PART II.  OTHER INFORMATION

        ITEM 2. CHANGES IN SECURITIES......................................  19

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................  19

SIGNATURES.................................................................  20

PART I--FINANCIAL STATEMENTS                                          FORM 10-Q
ITEM 1. FINANCIAL STATEMENTS


                     ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                     AUGUST 2,     FEBRUARY 1,
                                                       1997           1997*
                                                    -----------    -----------
                                                    (UNAUDITED)
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents........................  $  10,766      $  1,863
  Accounts Receivable, less
   allowance for doubtful accounts
   of $700 and $874................................     26,530        28,517
  Inventories......................................     30,784        32,471
  Prepaid and refundable income taxes..............      4,984         3,305
  Deferred income taxes............................      1,629         1,629
  Prepaid expenses and other current  assets.......        948           423
                                                     ---------      --------
    Total current assets...........................     75,641        68,208

PROPERTY, PLANT AND EQUIPMENT--Net.................     37,922        38,830
INTANGIBLE ASSETS--Net.............................     25,965        26,568
OTHER ASSETS.......................................      4,906         3,226
                                                     ---------      --------
                                                     $ 144,434      $136,832
                                                     ---------      --------
                                                     ---------      --------


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Revolving credit facility  borrowings...........  $  22,500      $ 14,400
  Accounts payable................................      9,868         9,360
  Accrued expenses and other
   current liabilities............................     17,369        10,130
  Current portion of long-term bank borrowings           --           4,850
                                                    ---------      --------
    Total current liabilities.....................     49,737        38,740
                                                    ---------      --------
LONG-TERM BANK BORROWINGS.........................       --          41,475
                                                                   --------
SUBORDINATED PROMISSORY NOTE......................                    7,869
                                                                   --------
10-7/8% SENIOR NOTES..............................    126,250          --
                                                     --------
DEFERRED INCOME TAXES.............................      1,697         3,535
                                                    ---------      --------
OTHER LONG-TERM OBLIGATIONS.......................      1,966         1,827
                                                    ---------      --------
REDEEMABLE PREFERRED STOCK (LIQUIDATION
  VALUE,  $31,188)................................     29,196          --

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred Stock - old...........................                        2
  Common Stock - old..............................                      101
  Common Stock - new:
    Class a, $.01 par value, 12.5% authorized
     500,000 shares, issued and outstanding at
     August 2, 1997: 290,000 shares (aggregate
     liquidation value, $30,373,000)                        3          --
  Class b, $.01 par value, authorized 7,500,000
   shares, issued and outstanding at
   August 2, 1997: 3,590,000 shares..............          36          --
  Additional paid-in capital.....................      12,803        23,054
  Retained earnings (deficit)....................     (77,254)       20,479
  Loans receivable stockholders..................        --            (250)
                                                    ---------      --------
    Total stockholders equity (deficiency).......     (64,412)       43,386
                                                    ---------      --------
                                                    $ 144,434     $ 136,832
                                                    ---------      --------
                                                    ---------      --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------
* Derived from audited financial statements.

                                                                      Form 10-Q
                     ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                     FOR THE QUARTER ENDED     FOR THE SIX MONTHS
                                                                                                     ENDED
                                                                     ----------------------  ----------------------
                                                                      AUGUST 2,   JULY 27,   AUGUST 2,    JULY 27,
                                                                        1997        1996        1997        1996
                                                                     -----------  ---------  ----------  ----------
                                                                            (UNAUDITED)            (UNAUDITED)
NET SALES..........................................................   $  51,745   $  56,678  $  112,033  $  115,230
COST OF GOODS SOLD.................................................      39,714      43,410      85,573      90,246
                                                                     -----------  ---------  ----------  ----------
  Gross profit.....................................................      12,031      13,268      26,460      24,984
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE........................       5,483       4,801      11,611      10,077
SPECIAL COMPENSATION...............................................      --          --          10,915      --
AMORTIZATION OF INTANGIBLES........................................         230         239         480         442
                                                                     -----------  ---------  ----------  ----------
  Operating income.................................................       6,318       8,228       3,454      14,465
OTHER INCOME (EXPENSE):
  Interest expense.................................................      (4,104)     (1,612)     (7,246)     (3,322)
Interest income and other expense-net..............................        (177)       (346)       (355)       (793)
                                                                     -----------  ---------  ----------  ----------
  Income (loss) before provision (benefit) for income taxes and
    extraordinary item.............................................       2,037       6,270      (4,147)     10,350
PROVISION (BENEFIT) FOR INCOME TAXES...............................         815       2,508      (1,659)      4,140
                                                                     -----------  ---------  ----------  ----------
INCOME (LOSS) BEFORE EXTRA-ORDINARY ITEM...........................       1,222       3,762      (2,488)      6,210
EXTRAORDINARY ITEM--Loss on extinguishment of debt (net of tax
  benefit of $1,888)...............................................      --          --          (2,757)     --
                                                                     -----------  ---------  ----------  ----------
NET INCOME (LOSS)PER COMMON SHARE:.................................   $   1,222   $   3,762  $   (5,245) $    6,210
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
Class A Common:
  Income (loss) before extraordinary item..........................   $    3.39   $   .3.69  $     5.42  $     6.96
                                                                     -----------  ---------  ----------  ----------
  Net income (loss)................................................   $    3.39   $   .3.69  $     4.71  $     6.96
                                                                     -----------  ---------  ----------  ----------
Class B Common:
  Income (loss) before extraordinary item..........................   $   (0.25)  $    0.47  $    (1.76) $     0.62
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
  Net income (loss)................................................   $   (0.25)  $    0.47  $    (2.47) $     0.62
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
Weighted average shares used in computing pro forma per share data:
  Class A Common...................................................         290         290         290         290
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------
  Class B Common...................................................       3,590       3,590       3,590       3,590
                                                                     -----------  ---------  ----------  ----------
                                                                     -----------  ---------  ----------  ----------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Form 10-Q

                    ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share data)

                                                                                               FOR THE SIX MONTHS
                                                                                                      ENDED
                                                                                              ---------------------
                                                                                              AUGUST 2,   JULY 27,
                                                                                                 1997       1996
                                                                                              ----------  ---------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss).......................................................................  $   (5,245) $   6,210
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization.......................................................       3,243      3,173
        Amortization of other assets........................................................         951        796
        Non-cash interest expense on subordinated note......................................         121        606
        Write-off of deferred financing fees................................................       3,010     --
        Non-cash compensation...............................................................       5,177     --
        Non-cash interest expense...........................................................       1,706     --
    Changes in operating assets and liabilities:
        Accounts receivable.................................................................       1,987     (8,172)
        Inventories.........................................................................       1,687     10,630
        Prepaid and refundable income taxes.................................................      (1,679)     4,161
        Accounts payable....................................................................         508        288
        Accrued expenses and other current liabilities......................................       7,239      3,440
        Other--net..........................................................................      (2,196)       472
                                                                                              ----------  ---------
            Net cash provided by operating activities.......................................      16,509     21,604
                                                                                              ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant & equipment.............................................      (2,335)    (1,960)
                                                                                              ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds of new credit agreement--net...............................................      26,500
        Repayment of old credit facility....................................................     (18,400)    (9,100)
        Repayment of long-term debt.........................................................     (46,325)    (1,800)
        Repayment of subordinated promissory note...........................................      (9,575)    --
        Proceeds of senior notes............................................................     130,000     --
        Redemption of old preferred stock...................................................     (22,736)    --
        Exercise of stock options...........................................................         336     --
        Repurchase of old common stock......................................................     (92,262)    --
        Proceeds from sale of units.........................................................      26,667         50
        Issuance of new common stock........................................................      13,063     --
        Repayment of stockholder loans......................................................         250     --
        Expenses related to recapitalization................................................     (12,789)    --
                                                                                              ----------  ---------
            Total cash (used in) financing activities.......................................      (5,271)   (10,850)
                                                                                              ----------  ---------
NET INCREASE IN CASH........................................................................       8,903      8,794
CASH AT BEGINNING OF PERIOD.................................................................       1,862      1,567
                                                                                              ----------  ---------
CASH AT END OF PERIOD.......................................................................  $   10,765  $  10,361
                                                                                              ----------  ---------
Non-cash Investing and financing activities
  -Redeemable preferred stock issued in lieu of
    dividends...............................................................................  $      986     --
                                                                                              ----------  ---------
                                                                                              ----------  ---------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Form 10-Q


                    ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited) Amounts in Thousands, Except Share Data


NOTE 1 -BUSINESS/PRINCIPLES OF CONSOLIDATION

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended August 2, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998 or any other period. The balance sheet at February 1, 1997 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the year ended February 1, 1997.

Anvil Holdings, Inc. ("Holdings") together with its subsidiaries (the
"Company") are engaged in the business of designing, manufacturing and marketing quality casual knitwear and athletic wear for men, women and children. The Company markets and distributes its products, under private label and its own brand names, primarily to wholesalers and screen printers, principally in the United States. The Company's operations are on a "52/53-week" fiscal year ending on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of significant intercompany accounts and transactions.

NOTE 2--RECAPITALIZATION AND REFINANCING

Effective March 14, 1997, the Company completed a significant recapitalization and refinancing plan, the major components of which are as follows:

On March 14, 1997, the Company, Anvil VT, Inc., Vestar Equity Partners, L.P. ("Vestar"), 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture"), certain management investors and other existing shareholders of the Company (collectively, the "Existing Shareholders") and Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") completed a reorganization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) BRS contributed $13,063 for the purchase of new common stock; (iii) 399 Venture and the management investors reinvested a portion of their existing shares of common stock of the Company, which were converted into shares of newly issued common stock, and (iv) 399 Venture exchanged a portion of its existing preferred stock for 3,333 shares of Senior Exchangeable Preferred Stock and new common stock.

                                                                     Form 10-Q


                    ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited) Amounts in Thousands, Except Share Data

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of $30,000, 13% Senior Exchangeable Preferred Stock due 2009, and 390,000 shares of Class B Common (the "Units Offering"). Additionally, on March 14, 1997, the Company's wholly-owned subsidiary, Anvil Knitwear, Inc. ("Anvil") sold $130,000 of 10 7/8% Senior Notes due 2007 ("Senior Notes"), guaranteed by Holdings and Cottontops, Inc. ("Cottontops") an operating domestic subsidiary of Anvil. The net proceeds from the Units and Notes offerings and borrowings under the New Credit Agreement (see below) were used by the Company to: (i) redeem or repurchase the outstanding common stock and preferred stock; (ii) repay the balance outstanding under a then existing credit facility ("Old Credit Agreement"); (iii) repay the subordinated debt; (iv) pay fees and expenses; (v) pay a management bonus; and (vi) pay amounts due in accordance with a previously-existing equity buy-out plan.

Concurrently with the Recapitalization, the Company repaid its borrowings under the Old Credit Agreement and entered into an Amended and Restated Credit Agreement ("New Credit Agreement") providing a $55,000 revolving credit facility, with a sublimit of $5,000 for letters of credit, expiring March 14, 2002, subject to certain maximum levels of borrowings based upon asset levels. The Company used $33,250 of the borrowings under the New Credit Agreement to finance a portion of the Recapitalization.

The New Credit Agreement requires the Company to comply with various covenants, including maintaining certain financial ratios, and limiting additional indebtedness, the payment of dividends, asset sales, acquisitions and mergers. Additionally, the net proceeds from certain assets must, in certain circumstances, be used to prepay borrowings under the credit facility. All borrowings under this credit facility are secured by substantially all the assets of Anvil including accounts receivable, inventories and property and equipment.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, on June 15, 1997, the Company paid a stock dividend of 39,431 shares ($986 liquidation value).

The Company recorded an extraordinary charge of $2,757, after applicable income taxes, as a result of losses incurred in connection with certain of the above refinancing transactions.

NOTE 3--RECENT EXCHANGE OFFERS

Holdings has completed an exchange offer which expired August 26, 1997 (as extended), pursuant to which its 13% Series A Senior Exchangeable Preferred Stock was exchanged on a share-for-share basis for its 13% Series B Senior Exchangeable Preferred Stock, due 2009. Pursuant to the exchange offer, 1,198,566 shares ($29,964 liquidation value) were validly tendered and exchanged.

Anvil has completed an exchange offer which expired August 22, 1997, pursuant to which its 10-7/8% Series A Senior Notes were exchanged on a dollar-for-dollar basis for its 10-7/8% Series B Senior Notes, due 2007. Pursuant to the exchange offer, $129,000 principal amount were validly tendered and exchanged.

                                                                     Form 10-Q


                    ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited) Amounts in Thousands, Except Share Data

The terms and conditions of the aforementioned Series B securities are substantially identical to the Series A securities for which they were exchanged, except that the Series B securities have been registered under the Securities Act of 1933, as amended.

NOTE 4--SPECIAL COMPENSATION

In connection with the Recapitalization and refinancings effected during the current fiscal year, the Company made significant compensatory payments to members of management. Such amounts related to compensation earned by members of management upon exercise of options, a special transaction bonus and payments under a then existing equity buy-out plan. These payments aggregated $10,915, and are considered by management to be nonrecurring in nature.

NOTE 5--INVENTORIES

Inventories at August 2, 1997 and February 1, 1997 consisted of the following:

                                    AUGUST 2,   FEBRUARY 1,
                                      1997         1997
                                   -----------  -----------

Finished goods....................   $  17,853    $  21,545
Work-in-process...................       5,345        4,326
Raw materials & supplies..........       7,586        6,600
                                   -----------  -----------
                                     $  30,784    $  32,471
                                   -----------  -----------
                                   -----------  -----------


NOTE 6--PRO FORMA (LOSS) EARNINGS PER SHARE

Pro Forma (loss) earnings per share is computed based upon the average outstanding shares attributable to the Class A and Class B Common shares after the Recapitalization, and assuming the Recapitalization took place at the beginning of the earliest period presented.

NOTE 7--SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                        ANVIL KNITWEAR, INC.        COTTONTOPS, INC.
                                       -----------------------  ------------------------
                                       AUGUST 2,   FEBRUARY 1,   AUGUST 2,   FEBRUARY 1,
                                          1997        1997         1997         1997
                                       ----------  -----------  -----------  -----------
CURRENT ASSETS.......................  $   75,641   $  68,208    $   2,685    $   2,671
                                       ----------  -----------  -----------  -----------
                                       ----------  -----------  -----------  -----------
TOTAL ASSETS.........................  $  144,434   $ 136,832    $   3,076    $   3,100
                                       ----------  -----------  -----------  -----------
                                       ----------  -----------  -----------  -----------
CURRENT LIABILITIES..................  $   49,737   $  38,740    $     335    $   1,403
                                       ----------  -----------  -----------  -----------
                                       ----------  -----------  -----------  -----------
LONG-TERM LIABILITIES................  $  129,913   $  46,837    $   1,054    $   1,202
                                       ----------  -----------  -----------  -----------
                                       ----------  -----------  -----------  -----------
TOTAL LIABILITIES....................  $  179,650   $  85,577    $   1,389    $   2,605
                                       ----------  -----------  -----------  -----------
                                       ----------  -----------  -----------  -----------
STOCKHOLDER'S EQUITY (DEFICIENCY)....  $  (35,216)  $  51,255    $   1,687    $     495
                                       ----------  -----------  -----------  -----------

                                       8

                                                                     Form 10-Q


                    ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited) Amounts in Thousands, Except Share Data


Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                                    ANVIL KNITWEAR, INC.                 COTTONTOPS, INC.
                                              --------------------------------  ----------------------------------
                                              QUARTER ENDED
                                                AUGUST 2,    SIX MONTHS ENDED    QUARTER ENDED   SIX MONTHS ENDED
                                                  1997        AUGUST 2, 1997    AUGUST 2, 1997    AUGUST 2, 1997
                                              -------------  -----------------  ---------------  -----------------
NET SALES...................................    $  51,745       $   112,033        $     741         $   1,369
                                              -------------  -----------------        ------           -------
                                              -------------  -----------------        ------           -------
OPERATING INCOME (LOSS).....................    $   6,318       $     3,454        $     (91)        $    (243)
                                              -------------  -----------------        ------           -------
                                              -------------  -----------------        ------           -------
INTEREST EXPENSE............................    $   4,104       $     7,246           --                --
                                              -------------  -----------------        ------           -------
                                              -------------  -----------------        ------           -------
NET INCOME (LOSS)...........................    $   1,222       $    (5,245)       $     (45)        $    (101)
                                              -------------  -----------------        ------           -------
                                              -------------  -----------------        ------           -------

Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed the Series A Senior Notes and the Series B Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holding's only direct subsidiary. Cottontops does not currently have material operations or assets. In addition to Cottontops, Anvil has two other non-guarantor direct subsidiaries: Anvil (Czech), Inc., a Delaware corporation and A.K.H., S.A., organized in Honduras, and one non-guarantor indirect subsidiary, Anvil SRO, organized in the Czech Republic (a direct subsidiary of Anvil (Czech), Inc.) (collectively, the "Non-Guarantor Subsidiaries"). Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF             FORM 10-Q
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information with respect to the results of operations of the Company for quarter and six month periods ended August 2, 1997 and July 27, 1996.

RESULTS OF OPERATIONS

GENERAL

The Company's results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company's customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure from time to time in response to industry-wide price changes. In the basic T-shirt market, for example, the Company generally does not lead its competitors in setting the current pricing structure and modifies its prices to the extent necessary to remain competitive with prices set by its larger competitors.

The Company has been able to mitigate pricing pressures by: (i) increasing its average product margin by continuing to introduce new products with higher gross margins; (ii) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and (iii) moving a portion of its sewing operations offshore to take advantage of lower wage rates. The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the capital intensive nature of the Company's textile operations.

The largest component of the Company's costs of goods sold is the cost of cotton yarn. Unlike certain of its competitors, the Company does not spin its own yarn. Instead, the Company obtains substantially all of its yarn from five yarn suppliers, generally placing orders for quantities ranging from 30 days' to one year's supply depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for cotton yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, the Company has been successful in mitigating the impact of fluctuating yarn prices.

As part of the increasing shift of production to lower cost, offshore locations, the Company announced plans to close its Gibson, North Carolina sewing facility. The shutdown is expected to be completed prior to the end of September 1997. Management anticipates that the closing of this facility will have no material effect on the Company's financial position or results of operations.

The Company seeks to minimize inventory risk by maintaining a supply of goods in a "greige" (undyed and unbleached) state until relatively late in the production process and by turning its finished goods inventory frequently (for example, approximately 8 times in fiscal 1996). The

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF             FORM 10-Q
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company believes these efforts have been a major contributing factor to the Company's ability to compete successfully in the imprinted activewear market.

QUARTER ENDED AUGUST 2, 1997 COMPARED TO QUARTER ENDED JULY 27, 1996

    The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                               FISCAL QUARTER ENDED
                                                         ---------------------------------
                                                            AUGUST 2,         JULY 27,
                                                              1997              1996
                                                         ---------------  ----------------
STATEMENT OF OPERATIONS DATA:
  NET SALES............................................      100.0%           100.0%
  COST OF GOODS SOL....................................       76.7             76.6
  GROSS PROFIT.........................................       23.3             23.4
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........       10.6              8.5
  INTEREST EXPENSE.....................................        7.9              2.8
EBITDA (1).............................................  $8.11 MILLION    $10.06 MILLION

------------------------
(1) EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is commonly used in evaluating a company's ability to service debt. EBITDA should not be construed as an indication of the Company's operating performance. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. EBITDA measure, herein, may not be comparable to other similarly titled measures of other companies.

NET SALES

Net sales for the quarter ended August 2, 1997 decreased $4.9 million, or 8.7%, to $51.7 million from $56.6 million for the quarter ended July 27, 1996. This decrease in net sales was primarily the result of a decline in sales volume of approximately 10%. Such decline was compounded by a decrease in revenues of approximately $0.5 million caused by generally lower selling prices for basic T-shirts effected to meet competition. These declines were partially offset by an increase in average selling price caused by a favorable change in product mix to higher-priced products such as plackets and henleys, and the inclusion of $0.8 million in sales of Cottontops.

GROSS PROFIT

Gross profit for the quarter ended August 2, 1997 decreased by $1.2 million, or 9.3%, to $12.0 million from $13.2 million for the quarter ended July 27, 1996. This decrease was the result of the decrease in sales discussed above. Gross profit margin was the same for both periods at approximately 23%. Margins were maintained in spite of the sales decline through the obtaining of lower yarn prices, improved manufacturing efficiencies and increased sales of the aforementioned products with higher gross margins.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF             FORM 10-Q
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (including distribution expense) for the quarter ended August 2, 1997 increased by $0.7 million, or 14.2%, to $5.5 million from $4.8 million for the prior year's quarter ended July 27, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 10.6% from 8.5% in the quarter ended August 2, 1997 compared to the quarter ended July 27, 1996. This increase was caused by an additional $0.3 million for the inclusion of the operating expenses of Cottontops; $0.2 million for co-op advertising and other selling expenses to meet competition and promote sales of new products; $0.2 million caused by general and administrative wage and other increases; and $0.1 million in legal and professional expenses. The aforementioned increases were partially offset by a decline in distribution expense due to lower volume and more efficient warehouse operations.

INTEREST EXPENSE

Interest expense for the quarter ended August 2, 1997 increased by $2.5 million, or 154.6%, to $4.1 million from $1.6 million for the prior year's quarter. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization. Interest rates were also higher during the current year's quarter compared to the same period in the prior year.

NET (LOSS) INCOME

    Net income for the quarter ended August 2, 1997 was $1.2 million compared to $3.8 million for the quarter ended July 27, 1996.

SIX MONTHS ENDED AUGUST 2, 1997 COMPARED TO SIX MONTHS ENDED JULY 27, 1996

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                           FISCAL SIX MONTHS ENDED
                                                      ----------------------------------
                                                         AUGUST 2,          JULY 27,
                                                            1997              1996
                                                      ----------------  ----------------
STATEMENT OF OPERATIONS DATA:
  NET SALES.........................................      100.0%             100.0%
  COST OF GOODS SOLD................................       76.4               78.3
  GROSS PROFIT......................................       23.6               21.7
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......       10.4                8.8
  INTEREST EXPENSE..................................        6.5                2.9
OTHER DATA:
  EBITDA (1)........................................  $18.09 MILLION    $18.08 MILLION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF             FORM 10-Q
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-----------------------------------
(1) EBITDA is defined as operating income plus depreciation and amortization. The period ended August 2, 1997 excludes a non-recurring charge of $10.9 million for special compensation. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is commonly used in evaluating a company's ability to service debt. EBITDA should not be construed as an indication of the Company's operating performance. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. EBITDA measure, herein, may not be comparable to other similarly titled measures of other companies.

NET SALES

Net sales for the six months ended August 2, 1997 decreased $3.2 million, or 2.8%, to $112.0 million from $115.2 million for the six months ended July 27, 1996. The increase in sales experienced during the first fiscal quarter was more than offset by the decline in sales for the second quarter as discussed above. On a year to date basis, the decrease in net sales was primarily the result of a decline in sales volume of approximately 3%, which was further compounded by a $0.9 million revenue decline due to the lower prices of basic T-shirts mentioned above. This decline was partially offset by an increase in average selling price caused by a favorable change in product mix to higher priced products, and the inclusion of $1.4 million in sales of Cottontops.

GROSS PROFIT

Gross profit for the six months ended August 2, 1997 increased by $1.5 million, or 5.9%, to $26.5 million from $25.0 million for the six months ended July 27, 1996. Gross profit margin increased to 23.6% for the six months ended August 2, 1997 from 21.7% in the comparable period of the prior year. The improvement in gross profit margin (most of which occurred during the Company's first fiscal quarter) was primarily the result of obtaining lower yarn prices, improved manufacturing efficiencies and increased sales of the aforementioned products with higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (including distribution expense) for the six months ended August 2, 1997 increased by $1.5 million, or 15.2%, to $11.6 million from $10.1 million for the prior year's period ended July 27, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 10.4% from 8.8 %. For the first half of the current fiscal year compared to the same period in the prior year, $0.6 million is included for the operating expenses of Cottontops; an additional $0.5 million was expended for co-op advertising and other selling expenses to meet competition and promote sales of new products; general and administrative wage and other increases caused an additional $0.4 million in expenses; and there was an increase of $0.2 million in legal and professional expenses. The aforementioned increases were partially offset by a decline in distribution expense due to lower volume and more efficient warehouse operations.

INTEREST EXPENSE

Interest expense for the six months ended August 2, 1997 increased by $3.9 million, or 118.1%, to $7.2 million from $3.3 million for the prior year's period. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization. Interest rates were also higher during the current year's quarter compared to the same period in the prior year.

NET (LOSS) INCOME

The net loss for six months ended August 2, 1997 was $5.2 million compared to net income of $6.2 million for the six months ended July 27, 1996. The increase in gross profit ($1.5 million) was more than offset by increases in selling general and administrative and interest expense ($1.5 million and $3.9 million, respectively). Other non-operating expenses declined $0.4 million in the current period. In addition, in the current six month period, there was a charge of $10.9 million for "special compensation" (See Note 4 to the consolidated financial statements) and an extraordinary charge of $2.7 million (net of taxes) on extinguishment of debt (See Note 2 to the consolidated financial statements). The tax benefit for the six months ended August 2, 1997 was $1.6 million versus a provision of $4.1 million during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. Net cash generated by operating activities for its previous two completed fiscal years totaled approximately $7.2 million and $23.8 million, respectively and totaled $16.5 million for the six months ended August 2, 1997.

During its preceding two completed fiscal years, the Company made capital expenditures of approximately $7.7 million and $4.8 million, respectively. The Company's major capital expenditures related to: (i) the acquisition of the 660,000 square foot distribution center in Dillon, South Carolina; (ii) the acquisition of machinery and equipment; and (iii) the acquisition of management information systems hardware and software. Through August 2, 1997, the Company has made $2.3 million in capital expenditures. The Company currently has no capital commitments outside the ordinary course of business.

The Company's principal working capital requirements are financing accounts receivable and inventories. As of August 2, 1997, the Company had net working capital of approximately $25.9 million, including approximately $26.5 million of accounts receivable, approximately $30.8 million of inventories and approximately $49.7 million in accounts payable, accrued expenses and revolving credit loans.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF             FORM 10-Q
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In connection with the Recapitalization, the Company refinanced its existing indebtedness under the Old Credit Agreement. The New Credit Agreement provides for borrowings of up to $55.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at LIBOR or prime rate plus a margin. The indebtedness under the New Credit Agreement is guaranteed by Holdings and its domestic operating subsidiary and is secured by substantially all of Anvil's assets and a pledge by Holdings of all of the capital stock of Anvil. At August 2, 1997, the Company had $22,500 outstanding borrowings under the New Credit Agreement at an interest rate of approximately 7.7%.

The New Credit Agreement requires the Company to meet certain financial tests, including minimum levels of consolidated net worth, minimum levels of consolidated EBITDA (as defined therein), minimum interest coverage and maximum leverage ratio. The New Credit Agreement also contains covenants which, among other things, limit: (1) the incurrence of additional indebtedness; (ii) the payment of dividends; (iii) transactions with affiliates; (iv) asset sales, acquisitions and mergers; (v) prepayments of other indebtedness; (vi) creation of liens and encumbrances; and (vii) other matters customarily restricted in such agreements.

The Company's ability to satisfy its debt obligations, including, in the case of Anvil, to pay principal and interest on the Senior Notes and, in the case of Holdings, to pay principal and interest on the Exchange Debentures, if issued, to perform its obligations under its guarantees and to pay cash dividends on the Senior Preferred Stock, will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the New Credit Agreement. However, the Company may be required to refinance a portion of the principal of the Senior Notes and, if issued, the Exchange Debentures prior to their maturity and, if the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that any of these remedies can be effected on satisfactory terms, if at all.

Holdings has no independent operations with its sole asset being the capital stock of Anvil, which stock is pledged to secure the obligations under the New Credit Agreement. As a holding company, Holdings' ability to pay cash dividends on the Senior Preferred Stock or, if issued, principal and interest on the debentures into which the Senior Preferred Stock is convertible (the "Exchange Debentures") is dependent upon the earnings of Anvil and its subsidiaries and their ability to declare dividends or make other intercompany transfers to Holdings. Under the terms of the Senior Indenture, Anvil may incur certain indebtedness pursuant to agreements that may restrict its ability to pay such dividends or other intercompany transfers necessary to service Holdings' obligations, including its obligations under the terms of the Senior Preferred Stock and, if issued, the Exchange Debentures. The Senior Note Indenture restricts, among other things, Anvil's and certain of its subsidiaries' ability to pay dividends or make certain other "restricted" payments (except to the extent, among other things, the restricted payments are less than 50% of the Consolidated Net Income of Anvil (as defined therein)), to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF             FORM 10-Q
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



certain investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. In addition, the New Credit Agreement contains other and more restrictive covenants that prohibit Anvil from declaring dividends or making other intercompany transfers to Holdings in certain circumstances. Neither the Senior Note Indenture nor the New Credit Agreement restricts Anvil's subsidiaries from declaring dividends or making other intercompany transfers to Anvil.

The Company believes that based upon current levels of operations and anticipated growth, funds generated from operations, together with other available sources of liquidity, including borrowings under the New Credit Agreement, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures, fund working capital requirements and satisfy its debt service requirements.

SEASONALITY

The Company's business is not significantly seasonal as it manufactures and sells a wide variety of activewear products that may be worn throughout the year.

EFFECT OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business during the periods discussed herein.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective for interim and annual periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board Opinion No. 15, Earnings per Share, Common stock equivalents under APB No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary, or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of basic EPS. For the year ending January 31, 1998, the adoption of SFAS No. 128 will not have a material effect on the calculation of EPS.

SFAS No. 129, Disclosure of Information about Capital Structure, effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. This statement requires disclosure of the pertinent rights and privileges of various securities outstanding (stocks, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of this statement will have no effect on the Company as it currently discloses the information required.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF             FORM 10-Q
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In June 1997, the Financial Account Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires than an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Both of the statements are effective for fiscal periods beginning after December 15, 1997. The Company has not yet determined the impact, if any, of adopting these standards.

FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form
10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the factors listed on the following page are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF             FORM 10-Q
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1. Changes in economic conditions, in particular those which affect the activewear market.
2. Changes in the availability and/or price of cotton yarn, in particular if increases in the price of cotton yarn are not passed along to the Company's customers.
3.  Changes in senior management or control of the Company.
4.  Inability to obtain new customers or retain existing ones.
5. Significant changes in competitive factors, including product pricing conditions, affecting the Company.
6. Governmental/regulatory actions and initiatives, including, those affecting financings.
7. Significant changes from expectations in actual capital expenditures and operating expenses.
8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.
9.  Significant changes in rates of interest, inflation or taxes.
10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievance were to occur.
11. Changes in accounting principles and/or the application of such principles to the Company.

The foregoing factors could affect the Company's actual results and could cause the Company's actual results during 1997 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

                     ANVIL HOLDINGS, INC. AND SUBSIDIARIES           Form 10-Q

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
  SEE NOTES 2 AND 3 TO FINANCIAL STATEMENTS.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1    Recapitalization Agreement, dated as of February 21, 1997, by and among Citicorp
       Venture Capital, Ltd., Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), Anvil
       Holdings, Inc. ("Holdings") Anvil VT, Inc. and the stockholders and voting trust certificate holders named on the signature pages thereto, as amended by the certain
       Amendment and Consent to Assignment dated as of February 21, 1997 and that Waiver and
       Second Amendment to the Recapitalization Agreement dated as of March 13, 1997.*

3.1    Certificate of Incorporation of Holdings.*

3.4    By-Laws of Holdings.*

4.1    Units Purchase Agreement, dated as of March 14, 1997, by and between Donaldson, Lufkin
       & Jenrette Securities Corporation ("DLJ") and Holdings.*

4.2    Unit Agreement, dated as of March 14, 1997, by and between Holdings and United States
       Trust Company of New York, as trustee.*

4.3    Exchange Debenture Indenture, dated as of March 14, 1997, by and between Holdings and
       United States Trust Company of New York, as trustee.*

4.4    Registration Rights Agreement, dated as of March 14, 1997, by and between Holdings and
       DLJ, as the Initial Purchaser.*

4.5    Certificate of Designation of Holdings.*

4.6    Certificate of Designation of Holdings relating to Series B 13% Senior Exchangeable
       Preferred Stock.

10.1   Series B 10-7/8% Senior Notes and Guarantees.

27.1   Financial Data Schedule.

------------------------
* Exhibit was filed as the same exhibit number pursuant to a Registration Statement on Form S-4 (SEC File No. 333-26999) and is incorporated herein by reference

    (b) Reports on Form 8-K

             None.

    Items 1, 3, 4 and 5 are not applicable and have been omitted.

                    ANVIL HOLDINGS, INC. AND SUSBSIDIARIES          Form 10-Q



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




ANVIL HOLDINGS, INC.
(Registrant)



/s/ Pasquale Branchizio
-----------------------

Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)



Dated: September 15, 1997