Form 10-Q
period 1997-11-01
ANVIL HOLDINGS INC
filed 1997-12-15
CIK 1038274

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549


                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended November 1, 1997

                           Commission File Number 333-26999


                                 ANVIL HOLDINGS, INC.
                (Exact name of registrant as specified in its charter)



   Delaware                                           13-3801705
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


228 East 45th Street
New York, New York                                        10017
(address of principal                                   (Zip Code)
executive office)

Registrant's telephone number                         (212) 476-0300
(including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X__  No __

At December 15, 1997, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                      Form 10-Q

                                 ANVIL HOLDINGS, INC.

                                  TABLE OF CONTENTS



                                                                                     PAGE
                                                                                     ----
PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements

                    Consolidated Balance Sheets as of
                    November 1, 1997 (Unaudited) and
                    February 1,1997....................................................3

                    Unaudited Consolidated Statements of
                    Operations for the Quarter and Nine Months
                    Ended November 1, 1997 and October 26, 1996........................4

                    Unaudited Consolidated Statements of
                    Cash Flows for the Nine Months Ended
                    November 1, 1997 and October 26, 1996..............................5

                    Notes to Consolidated
                    Financial Statements...............................................6

               Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......................10



PART II.  OTHER INFORMATION

               Item 2.  Changes in Securities..........................................19

               Item  6.  Exhibits and Reports on Form 8-K..............................19

SIGNATURES.............................................................................20


PART I--FINANCIAL STATEMENTS                                           Form 10-Q
Item 1. Financial Statements

                     ANVIL HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS(In thousands, except share amounts)

                                                                                         NOVEMBER 1,  FEBRUARY 1,
                                   ASSETS                                                   1997         1997*
---------------------------------------------------------------------------------------  -----------  -----------
                                                                                         (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents..........................................................   $   1,345    $   1,863
    Accounts receivable, less allowance for doubtful accounts of $809 and $874.........      28,385       28,517
    Inventories........................................................................      37,015       32,471
    Prepaid and refundable income taxes................................................       4,766        3,305
    Deferred Income taxes..............................................................       1,629        1,629
    Prepaid expenses and other current assets..........................................       1,341          423
                                                                                         -----------  -----------
      Total current assets.............................................................      74,481       68,208
PROPERTY, PLANT AND EQUIPMENT--Net.....................................................      38.458       38,830
INTANGIBLE ASSETS--Net.................................................................      25,715       26,568
OTHER ASSETS...........................................................................       5,172        3,226
                                                                                         -----------  -----------
                                                                                          $ 143,826    $ 136,832
                                                                                         -----------  -----------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
    Revolving credit facility borrowings...............................................   $  --        $  14,400
    Accounts payable...................................................................      12,747        9,360
    Accrued expenses and other current liabilities.....................................      15,727       10,130
    Current portion of long-term bank borrowings.......................................      --            4,850
                                                                                         -----------  -----------
      Total current liabilities........................................................      28,474       38,740
                                                                                         -----------  -----------
REVOLVING CREDIT FACILITY BORROWINGS...................................................      20,200       --
                                                                                         -----------  -----------
LONG-TERM BANK BORROWINGS..............................................................      --           41,475
SUBORDINATED PROMISSORY NOTE...........................................................      --            7,869
10-7/8% SENIOR NOTES                                                                        126,347       --
DEFERRED INCOME TAXES..................................................................       1,697        3,535
                                                                                         -----------  -----------
OTHER LONG-TERM OBLIGATIONS............................................................       1,984        1,827
                                                                                         -----------  -----------
REDEEMABLE PREFERRED STOCK (Liquidation value, $32,524)................................      30,294       --
                                                                                         -----------  -----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
    Preferred Stock--old...............................................................                        2
    Common Stock -old..................................................................                      101
    Common Stock--new:
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding at November 1, 1997: 290,000 shares (aggregate liquidation value,
        $31,353).......................................................................           3       --
    Class B, $.01 par value, authorized 7,500,000 shares, issued and outstanding at
      November 1, 1997: 3,590,000 shares...............................................          36       --
    Additional paid-in capital.........................................................      12,803       23,054
    Retained earnings (deficit)........................................................     (78,012)      20,479
    Loans receivable--stockholders.....................................................      --             (250)
                                                                                         -----------  -----------
      Total stockholders' equity (deficiency)..........................................     (65,170)      43,386
                                                                                         -----------  -----------
                                                                                          $ 143,826    $ 136,832
                                                                                         -----------  -----------
                                                                                         -----------  -----------

          See accompanying notes to consolidated financial statements

*Derived from audited financial statements.

                ANVIL HOLDINGS, INC. AND SUBSIDIARIES                  FORM 10-Q
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          FOR THE NINE MONTHS
                                                               FOR THE QUARTER ENDED             ENDED
                                                              ------------------------  ------------------------
                                                              NOVEMBER 1,  OCTOBER 26,  NOVEMBER 1,  OCTOBER 26,
                                                                 1997         1996         1997         1996
                                                              -----------  -----------  -----------  -----------
                                                                    (UNAUDITED)                (UNAUDITED)
NET SALES...................................................   $  53,708    $  44,144    $ 165,741    $ 159,374
COST OF GOODS SOLD..........................................      42,726       33,901      128,299      124,147
                                                              -----------  -----------  -----------  -----------
      Gross profit..........................................      10,982       10,243       37,442       35,227
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.................       5,887        5,131       17,498       15,208
SPECIAL COMPENSATION........................................      --           --           10,915       --
AMORTIZATION OF INTANGIBLES.................................         250          258          730          700
                                                              -----------  -----------  -----------  -----------
      Operating income......................................       4,845        4,854        8,299       19,319
OTHER INCOME (EXPENSE):
    Interest expense........................................      (4,322)      (1,842)     (12,160)      (6,124)
    Interest income and other expense-net...................          46          115          283          282
                                                              -----------  -----------  -----------  -----------
    Income (loss) before provision (benefit) for income
      taxes and extraordinary item..........................         569        3,127       (3,578)      13,477
PROVISION (BENEFIT) FOR INCOME TAXES........................         228        1,251       (1,431)       5,391
                                                              -----------  -----------  -----------  -----------
INCOME (LOSS) BEFORE EXTRA-ORDINARY ITEM....................         341        1,876       (2,147)       8,086
EXTRAORDINARY ITEM--Loss on extinguishment of debt (net of
  tax benefit of $1,888)....................................      --           --           (2,757)      --
                                                              -----------  -----------  -----------  -----------
NET INCOME (LOSS)...........................................   $     341    $   1,876    $  (4,904)   $   8,086
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
PRO FORMA INCOME (LOSS) PER COMMON SHARE:
Class A Common:
    Income (loss) before extraordinary item.................   $    3.26    $    3.29    $    8.68    $   10.25
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
    Net income (loss).......................................   $    3.26    $    3.29    $    7.97    $   10.25
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Class B Common:
    Income (loss) before extraordinary item.................   $   (0.50)   $   (0.03)   $   (2.26)   $    0.58
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
    Net income (loss).......................................   $   (0.50)   $   (0.03)   $   (2.97)   $    0.58
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Weighted average shares used in computing pro forma per
  share data:
    Class A Common..........................................         290          290          290          290
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
    Class B Common..........................................       3,590        3,590        3,590        3,590
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

          See accompanying notes to consolidated financial statements

                ANVIL HOLDINGS, INC. AND SUBSIDIARIES                  FORM 10-Q
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FOR THE NINE MONTHS
                                                                                                  ENDED
                                                                                         ------------------------
                                                                                         NOVEMBER 1,  OCTOBER 26,
                                                                                            1997         1996
                                                                                         -----------  -----------
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)..................................................................   $  (4,904)   $   8,086
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization....................................................       4,900        4,813
      Amortization of other assets.....................................................       1,474        1,241
      Non-cash interest expense on subordinated note...................................         121          923
      Write-off of deferred financing fees.............................................       3,010       --
      Non-cash compensation............................................................       5,177       --
      Non-cash interest expense........................................................       1,706       --
Changes in operating assets and liabilities:
      Accounts receivable..............................................................          66       (4,789)
      Inventories......................................................................      (4,544)       3,676
      Prepaid and refundable income taxes..............................................      (1,461)       4.107
      Other current assets.............................................................        (849)         107
      Accounts payable.................................................................       3,387        1,499
      Accrued expenses and other current liabilities...................................       5,597        6,275
      Other non-current liabilities....................................................      (1,681)       1,050
                                                                                         -----------  -----------
        Net cash provided by operating activities......................................      11,999       26,988
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant & equipment..........................................      (4,580)      (3,425)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds of new credit agreement--net............................................      26,500
      Repayment of old credit facility.................................................     (20,700)     (20,600)
      Repayment of long-term debt......................................................     (46,325)      (2,825)
      Repayment of subordinated promissory note........................................      (9,575)      --
      Proceeds of senior notes.........................................................     130,000       --
      Redemption of old preferred stock................................................     (22,736)          50
      Exercise of stock options........................................................         336       --
      Repurchase of old common stock...................................................     (92,262)      --
      Proceeds from sale of units......................................................      26,667       --
      Issuance of new common stock.....................................................      13,063       --
      Repayment of stockholder loans...................................................         250       --
      Expenses related to recapitalization.............................................     (13,155)      --
                                                                                         -----------  -----------
        Total cash (used in) financing activities......................................      (7,937)     (23,375)
                                                                                         -----------  -----------
NET (DECREASE) INCREASE IN CASH........................................................        (518)         188
CASH AT BEGINNING OF PERIOD............................................................       1,862        1,567
                                                                                         -----------  -----------
CASH AT END OF PERIOD..................................................................   $   1,344    $   1,755
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Non-cash Investing and financing activities -
Redeemable preferred stock issued in lieu of dividends.................................   $   1,993       --
                                                                                         -----------  -----------
                                                                                         -----------  -----------


          See accompanying notes to consolidated financial statements

               ANVIL HOLDINGS, INC. AND SUBSIDIARIES                 Form 10-Q
            NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited) Amounts in Thousands, Except Share Data

NOTE 1 -Business/Principles of Consolidation

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998 or any other period. The balance sheet at February 1, 1997 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the year ended February 1, 1997.

Anvil Holdings, Inc. ("Holdings") together with its subsidiaries (the "Company") are engaged in the business of designing, manufacturing and marketing quality casual knitwear and athletic wear for men, women and children. The Company markets and distributes its products, under private label and its own brand names, primarily to wholesalers and screen printers, principally in the United States. The Company's operations are on a "52/53-week" fiscal year ending on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company, after elimination of significant intercompany accounts and transactions.

NOTE 2  - Recapitalization and Refinancing

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

             ANVIL HOLDINGS, INC. AND SUBSIDIARIES                 Form 10-Q
         NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited) Amounts in Thousands, Except Share Data

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

Concurrently with the Recapitalization, the Company repaid its borrowings under the Old Credit Agreement and entered into an Amended and Restated Credit Agreement ("New Credit Agreement") providing a $55,000 revolving credit facility, with a sublimit of $5,000 for letters of credit, expiring March 14, 2002, subject to certain maximum levels of borrowings based upon asset levels. The Company used $33,250 of the borrowings under the New Credit Agreement to finance a portion of the Recapitalization. Since the Company anticipates continually refinancing amounts drawn down under the revolving credit facility through the expiration date, the amount outstanding under such facility has been classified as a long-term liability in the accompanying November 1, 1997 balance sheet.

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

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 79,714 shares ($1,993 liquidation value) through the period ended November 1, 1997.

The Company recorded an extraordinary charge of $2,757, after applicable income taxes, as a result of losses incurred in connection with certain of the above refinancing transactions.

NOTE 3 - Recent Exchange Offers

Holdings has completed an exchange offer which expired August 26, 1997 (as extended), pursuant to which its 13% Series A Senior Exchangeable Preferred Stock was exchanged on a share-for-share basis for its 13% Series B Senior Exchangeable Preferred Stock, due 2009. Pursuant to the exchange offer, 1,198,566 shares ($29,964 liquidation value) were validly tendered and exchanged.

             ANVIL HOLDINGS, INC. AND SUBSIDIARIES                 Form 10-Q
          NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited) Amounts in Thousands, Except Share Data


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

NOTE 4 - Special Compensation

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


NOTE  5  -  Inventories

Inventories at November 1, 1997 and February 1, 1997 consisted of the following:

                                                  November 1,     February 1,
                                                    1997             1997
                                                    -----            ----

          Finished goods......................... $17,615          $21,545
          Work-in-process........................   9,081            4,326
          Raw materials & supplies...............  10,319            6,600
                                                   -------          -------
                                                  $37,015          $32,471
                                                   -------          -------
                                                   -------          -------


NOTE 6 - Pro Forma (Loss) Earnings Per Share

Pro Forma (loss) earnings per share is computed based upon the average outstanding shares attributable to the Class A and Class B Common shares after the Recapitalization, and assuming the Recapitalization took place at the beginning of the earliest period presented.

             ANVIL HOLDINGS, INC. AND SUBSIDIARIES                 Form 10-Q
         NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited) Amounts in Thousands, Except Share Data


NOTE 7 - Summarized Financial Data of Certain Wholly-owed Subsidiaries

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.


                              Anvil Knitwear, Inc.                 Cottontops, Inc.
                         -----------------------------         --------------------------
                         November 1,       February 1,         November 1,    February 1,
                            1997              1997                1997           1997
                            ----              ----                ----           ----
Current assets.......  $  74,481         $  68,208              $4,147         $2,671
                       ---------         ---------              ------         ------
                       ---------         ---------              ------         ------
Total Assets.........   $143,826          $136,832              $4,513         $3,100
                       ---------         ---------              ------         ------
                       ---------         ---------              ------         ------
Current liabilities..  $  28,474         $  38,740             $   841         $1,403
                       ---------         ---------              ------         ------
                       ---------         ---------              ------         ------
Long-term liabilities   $130,028         $  46,837              $2,048         $1,202
                       ---------         ---------              ------         ------
                       ---------         ---------              ------         ------
Total liabilities....   $158,502         $  85,577              $2,889         $2,605
                       ---------         ---------              ------         ------
                       ---------         ---------              ------         ------

Stockholder's equity
 (deficiency)........   $(34,876)        $  51,255              $1,624         $  495
                       ---------         ---------              ------         ------
                       ---------         ---------              ------         ------


Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:


                                          Anvil Knitwear, Inc.                                Cottontops, Inc.
                                   --------------------------------------            ----------------------------------------
                                   Quarter Ended        Nine months Ended            Quarter Ended          Nine months Ended
                                 November 1, 1997        November 1, 1997          November 1, 1997          November 1, 1997
                                 ----------------        ----------------          ----------------          ----------------
Net Sales                           $   53,708              $ 165,741                    $ 1,195                  $2,564
                                    ----------              ---------                    --------                 -------
                                    ----------              ---------                    --------                 -------
Operating Income (loss)             $    4,845              $   8,299                    $  (111)                 $ (354)
                                    ----------              ---------                    --------                 -------
                                    ----------              ---------                    --------                 -------
Interest Expense                    $    4,322             $   12,039                          -                       -
                                    ----------              ---------                    --------                 -------
Net Income (loss)                   $      341             $   (4,904)                   $  (100)                 $ (269)
                                    ----------              ---------                    --------                 -------

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

Item 2.        Management's Discussion and Analysis of                Form 10-Q
               Financial Condition and Results of Operations

The following discussion provides information with respect to the results of operations of the Company for quarter and nine month periods ended November 1, 1997 and October 26, 1996.

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

As part of the increasing shift of production to lower cost, offshore locations, during the third fiscal quarter the Company completed the closing of its Gibson,
North Carolina, sewing facility.   Management anticipates that the closing of
this facility will have no material effect on the Company's financial position or results of operations.

The Company seeks to minimize inventory risk by maintaining a supply of goods in a "greige" (undyed and unbleached) state until relatively late in the production process and by turning its finished goods inventory frequently (for example, approximately 8 times in fiscal

               Management's Discussion and Analysis of                Form 10-Q
             Financial Condition and Results of Operations

1996). The Company believes these efforts have been a major contributing factor to its ability to compete successfully in the imprinted activewear market.

Quarter Ended November 1, 1997 Compared to Quarter Ended October 26, 1996

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                                        Fiscal
Quarter Ended
                                              November 1,      October 26,
                                                1997               1996
                                              -----------      -----------
 Statement of Operations Data:
  Net sales...................................  100.0%            100.0%
  Cost of goods sold..........................   79.6              76.8
  Gross profit................................   20.4              23.2
  Selling, general and
    administrative expenses...................   11.0              11.6
  Interest expense............................    8.1               4.2
EBITDA (1).................................... $  6.76 million   $  6.75 million


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

Net Sales

Net sales for the quarter ended November 1, 1997 increased $9.6 million, or 21.7%, to $53.7 million from $44.1 million for the quarter ended October 26, 1996. This increase in net sales was primarily the result of increased sales of collar plackets ($5.9 million), long-sleeve T-shirts ($1.8 million) Cotton Deluxe Casuals products ($0.9 million), and the inclusion of $1.2 million in sales of Cottontops.

Gross profit

Gross profit for the quarter ended November 1, 1997 increased by $0.7 million, or 7.2%, to $11.0 million from $10.3 million for the quarter ended October 26, 1996. This increase was the result of the increased sales of the higher priced,
higher margin products discussed above.   Gross profit margins declined from
approximately 23.2% in the quarter ended October 26, 1996 to approximately 20.4%
in the current year's quarter.   This decline is mainly due to  industry-wide
pricing pressures affecting the Company's basic T-shirt business. Management of the Company anticipates that this trend (i.e., increased sales at declining average selling prices for basic T-shirts) is being experienced throughout the industry and that it may continue for at least the remainder of the current fiscal year.

               Management's Discussion and Analysis of                Form 10-Q
            Financial Condition and Results of Operations

Selling, general and administrative expenses

Selling, general and administrative expenses (including distribution expense) for the quarter ended November 1, 1997 increased by $0.8 million, or 14.7%, to $5.9 million from $5.1 million for the prior year's quarter ended October 26, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 11.0% from 11.6% in the quarter ended November 1, 1997 compared to the quarter ended October 26, 1996. The increase of $0.8 million was caused by: an additional $0.4 million for the inclusion of the operating expenses of Cottontops; $0.1 million due to the higher wages and benefits; $0.1 million in legal and professional expenses; and $0.1 million in expenses for advertising, travel and entertainment, and sales samples and supplies.

Interest expense

Interest expense for the quarter ended November 1, 1997 increased by $2.5 million, or 134.6%, to $4.3 million from $1.8 million for the prior year's quarter. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization. Interest rates were also higher during the current year's fiscal quarter compared to the same period in the prior year.

Net (loss) income

Net income for the quarter ended November 1, 1997 was $0.3 million compared to $1.9 million for the quarter ended October 26, 1996.


Nine months Ended November 1, 1997 Compared to Nine months Ended October 26,
1996

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.


                                             Fiscal Nine months Ended
                                             ------------------------
                                         November 1,           October 26,
                                           1997                  1996
                                           ----                  ----
 Statement of Operations Data:
  Net sales.............................   100.0%                100.0%
  Cost of goods sold....................    77.4                  77.9
  Gross profit..........................    22.6                  22.1
  Selling, general and
    administrative expenses.............    10.6                   9.5
  Interest expense......................     7.3                   3.8
Other Data:
  EBITDA (1)............................$24.85 million        $24.83 million

                   Management's Discussion and Analysis of            Form 10-Q
                 Financial Condition and Results of Operations


(1) EBITDA is defined as operating income plus depreciation and amortization. The period ended November 1, 1997 excludes a non-recurring charge of $10.9 million for special compensation. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is commonly used in evaluating a company's ability to service debt. EBITDA should not be construed as an indication of the Company's operating performance. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. EBITDA measure, herein, may not be comparable to other similarly titled measures of other companies.

Net Sales

Net sales for the nine months ended November 1, 1997 increased $6.4 million, or 4.0%, to $165.7 million from $159.4 million for the nine months ended October 26, 1996. The decline in sales experienced during the first two fiscal quarters was more than offset by the increase in sales for the third quarter as discussed above. On a year to date basis, the increase in net sales is composed of a small increase in units sold as well as a small increase in average selling price, and was mainly due to the inclusion of Cottontops' sales of approximately $2.6 million. Each of these factors accounted for approximately 2% of the overall 4% increase in sales.

Gross profit

Gross profit for the nine months ended November 1, 1997 increased by $2.2 million, or 6.3%, to $37.4 million from $35.2 million for the nine months ended October 26, 1996. Gross profit margin remained approximately the same (22.6% versus 22.1% in the prior year's period). During the first half of the current fiscal year, an improvement in gross profit margin (most of which occurred during the Company's first fiscal quarter) was primarily the result of obtaining lower yarn prices, improved manufacturing efficiencies and increased sales of products with higher gross margins. This favorable increase was substantially offset by the continuing adverse pricing pressures discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses (including distribution expense) for the nine months ended November 1, 1997 increased by $2.3 million, or 15.1%, to $17.5 million from $15.2 million for the prior year's period ended October 26, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 10.5% from 9.5%. For the first nine months of the current fiscal year compared to the same period in the prior year, $1.1 million is included for the operating expenses of Cottontops. Expenses for advertising, travel and entertainment, and sales samples and supplies increased $0.5 million, and legal and professional expenses increased $0.3 million. In addition, wages and benefits related to selling expenses exceeded last year's nine month period by $0.2 million. The aforementioned increases were partially offset by a decline in distribution expense due to more efficient warehouse operations.

              Management's Discussion and Analysis of                Form 10-Q
            Financial Condition and Results of Operations

Interest expense

Interest expense for the nine months ended November 1, 1997 increased by $6.0 million, or 98.6%, to $12.1 million from $6.1 million for the prior year's period. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization. Interest rates were also higher during the current year's fiscal quarter compared to the same period in the prior year.

Net (loss) income

The net loss for nine months ended November 1, 1997 was $4.9 million compared to net income of $8.1 million for the nine months ended October 26, 1996. The increase in gross profit ($2.2 million) was more than offset by increases in selling general and administrative and interest expense ($2.3 million and $6.0 million, respectively). In addition, in the current nine month period, there was a charge of $10.9 million for "special compensation" (See Note 4 to the consolidated financial statements) and an extraordinary charge of $2.7 million (net of taxes) on extinguishment of debt (See Note 2 to the consolidated financial statements). The tax benefit for the nine months ended November 1, 1997 was $1.4 million versus a provision of $5.4 million during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. Net cash generated by operating activities for its previous two completed fiscal years totaled approximately $7.2 million and $23.8 million, respectively and totaled $12.0 million for the nine months ended November 1, 1997.

During its preceding two completed fiscal years, the Company made capital expenditures of approximately $7.7 million and $4.8 million, respectively. The Company's major capital expenditures related to: (i) the acquisition of the 660,000 square foot distribution center in Dillon, South Carolina; (ii) the
acquisition of  machinery   and  equipment;  and  (iii)  the acquisition of
management information systems hardware and software. Through November 1, 1997, the Company has made $4.6 million in capital expenditures. The Company currently has no capital commitments outside the ordinary course of business.

The Company's principal working capital requirements are financing accounts receivable and inventories. As of November 1, 1997, the Company had net working capital of approximately $46.0 million, including approximately $28.4 million of accounts receivable, $37.0 million of inventories and $28.5 million in accounts payable and accrued expenses. Effective with the current fiscal quarter, the Company has classified the amount due under its revolving credit facility ($20,200 at November 1, 1997) as a long term liability since the Company anticipates continually refinancing amounts drawn down under this facility through the expiration date of March 14, 2002.

           Management's Discussion and Analysis of                Form 10-Q
         Financial Condition and Results of Operations

In connection with the Recapitalization, the Company refinanced its existing indebtedness under the Old Credit Agreement. The New Credit Agreement provides for borrowings of up to $55.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at LIBOR or prime rate plus a margin. The indebtedness under the New Credit Agreement is guaranteed by Holdings and its domestic operating subsidiary and is secured by substantially all of Anvil's assets and a pledge by Holdings of all of the capital stock of Anvil. At November 1, 1997, the Company had $20,200 outstanding borrowings under the New Credit Agreement at an interest rate of approximately 7.7%.

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

The Company's ability to satisfy its debt obligations, including, in the case of Anvil, to pay principal and interest on the Senior Notes and, in the case of Holdings, to pay principal and interest on the Exchange Debentures, if issued, to perform its obligations under its guarantees and to pay cash dividends on the Senior Preferred Stock, will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the New Credit Agreement. However, the Company may be required to refinance a portion of the principal of the Senior Notes and, if issued, the Exchange Debentures prior to their maturity and, if the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that if any of these remedies are necessary, they could be effected on satisfactory terms, if at all.

Holdings has no independent operations with its sole asset being the capital stock of Anvil, which stock is pledged to secure the obligations under the New Credit Agreement. As a holding company, Holdings' ability to pay cash dividends on the Senior Preferred Stock or, if issued, principal and interest on the debentures into which the Senior Preferred Stock is convertible (the "Exchange Debentures") is dependent upon the earnings of Anvil and its subsidiaries and their ability to declare dividends or make other intercompany transfers to Holdings. Under the terms of the Senior Indenture, Anvil may incur certain indebtedness pursuant to agreements that may restrict its ability to pay such dividends or other intercompany transfers necessary to service Holdings' obligations, including its obligations under the terms of the Senior Preferred Stock and, if issued, the Exchange Debentures. The Senior Note Indenture restricts, among other things, Anvil's and certain of its subsidiaries' ability to pay dividends or make certain other "restricted" payments (except to the extent, among other things, the restricted payments are less than 50% of the Consolidated Net Income of Anvil (as defined therein)), to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make certain investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. In addition, the New Credit Agreement contains other and

        Management's Discussion and Analysis of            Form 10-Q
      Financial Condition and Results of Operations


more restrictive covenants that prohibit Anvil from declaring dividends or making other intercompany transfers to Holdings in certain circumstances. Neither the Senior Note Indenture nor the New Credit Agreement restricts Anvil's subsidiaries from declaring dividends or making other intercompany transfers to Anvil.

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




PART II - OTHER INFORMATION

Item 2.  Changes in Securities
     See Notes 2 and 3 to Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27.1 Financial Data Schedule.

 (b) Reports on Form 8-K

               None.


Items 1, 3, 4 and 5 are not applicable and have been omitted.

             ANVIL HOLDINGS, INC. AND SUBSIDIARIES                 Form 10-Q



                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




ANVIL HOLDINGS, INC.
(Registrant)



/s/ Pasquale Branchizio
-----------------------

Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)






Dated: December  15, 1997