Form 10-K405
period 1998-01-31
ANVIL HOLDINGS INC
filed 1998-04-28
CIK 1038274

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended January 31, 1998

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
(including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OR 12(g) OF THE ACT:
                                        None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   [  X  ]

The Company is not required to make filings under Section 16 of the Exchange Act because it has no registered securities under Section 12 of the Securities Exchange Act of 1934.

     At April 15, 1998 there were 390,000 shares of the registrant's Class B Common Stock, $0.01 per share par value (the "Class B Common") held by non-affiliates. At such date, there was no established trading market for these shares. At April 15, 1998, there were 290,000 shares of the registrant's Class A Common Stock, $0.01 per share par value (the "Class A Common") and 3,590,000 shares of Class B Common Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                        DOCUMENTS INCORPORATED BY RREFERENCE:

          Those portions of the Information Statement for the Company's 1998 Annual Meeting of Stockholders (the "Information Statement") are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

PART I


ITEM 1.  BUSINESS.

CORPORATE STRUCTURE AND RECENT ACQUISITIONS

On January 28, 1995, Anvil Holdings, Inc., a Delaware corporation ("Holdings"), and its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware Ccorporation ("("Anvil"), a Delaware Corporation , acquired the assets and assumed certain liabilities of the Anvil Knitwear division (the "Predecessor") from McGregor Corporation ("McGregor") (the "Acquisition") for an aggregate purchase price of approximately $105,000,000 plus acquisition costs. The Acquisition was funded with the proceeds of $20,000,000 of preferred stock, $6,400,000 of common stock, $52,500,000 of long-term bank debt, $7,500,000 in subordinated notes and the balance with a revolving line of credit.

The Acquisition was a leveraged buyout transaction in which Culligan International Company ("Culligan"), an affiliate of McGregor, retained an ownership interest of approximately 30.6% in the common stock of Anvil Holdings, Inc.

On January 31, 1997, Anvil completed the acquisition of the assets of a North Carolina corporation, Cottontops, Inc., ("Cottontops"), a marketer and distributor of activewear products which, prior to the acquisition, supplied finished activewear products to Anvil for redistribution by Anvil as well as supplying directly into the retail market. The aggregate amount of consideration in connection with this acquisition (including Anvil's assumption of certain liabilities) totaled approximately $3.5 million. This business operates through a newly-formed Delaware corporation, Cottontops, Inc. ("Cottontops").

As used herein, the "Company" refers to Anvil Holdings, Inc., including, in some instances, its subsidiaries, as appropriate to the context.

On March 14, 1997, the Company, Anvil VT, Inc., Vestar Equity Partners, L.P. ("Vestar"), 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture"), certain management investors (the "Management Investors") and other existing shareholders of the Company (collectively, the "Existing Shareholders") and Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") completed a reorganization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock ("Old Common Stock" and "Old Preferred Stock"); (ii) BRS contributed $13,063,000 for the purchase of new common stock; (iii) 399 Venture and the Mmanagement Iinvestors reinvested a portion of their existing shares of Old cCommon sStock of the Company, which were converted into shares of newly issued common stock, and (iv) 399 Venture exchanged a portion of its existing Old pPreferred sStock for 3,333 shares of Senior Exchangeable Preferred Stock and new common stock.

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000,000, 13% Senior Exchangeable Preferred Stock due 2009, and (ii) 390,000 shares of Class B common stock (the "Units Offering"). Additionally, on March 14, 1997, Anvil sold $130,000,000 of 10- 7/8% Senior Notes due 2007
("Senior Notes") in connection with the Recapitalization and repaid its borrowings under an existing credit agreement (the "Old Credit Agreement") and entered into an Amended and Restated Credit Agreement (the "New Credit Agreement"- See Note 8 to Financial Statements).

The Company's fiscal years end on the Saturday closest to January 31. Accordingly, when referring to the Company's fiscal years in this report, "fiscal 1997" refers to the year ended January 31, 1998, "fiscal 1996" refers to the year ended February 1, 1997, etc.

General

The Company is a leading designer, manufacturer and marketer of high quality activewear for sale principally into the "imprinted" or "decorated" segment of the U.S. apparel industry. The Company offers an extensive line of activewear products designed for men, women and children, including short and long sleeve T-shirts, classic button and collar knit sport shirts (known as "plackets"), collarless short and long sleeve knit shirts (known as "henleys"), fleeced sweatshirts, athletic shorts and caps. The Company markets and sells its products primarily to distributors and screen printers under the ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS brand names as well as under private labels. Prior to their ultimate resale to the consumer, the Company's products typically are printed or embroidered with logos, designs or characters. The Company believes that its operating performance is favorably affected by: (i) its broad range of high quality products; (ii) its strong relationships with customers and suppliers; (iii) its flexible, vertically integrated manufacturing operations;
(iv) its commitment to controlling costs and improving manufacturing processes; and (v) the continuing growth of the activewear market.

The Company offers high quality activewear in a variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively as well as to serve the traditional T-shirt market segment. The Company works closely with its distributor and screen printer customers to meet their needs for style and color innovation. The Company continues to compete successfully by: (i) targeting niche products on which larger competitors have not traditionally focused; (ii) responding quickly to market developments; and
(iii) regularly introducing new products. In addition, the Company continues to make significant investments to modernize and expand its manufacturing and distribution facilities in order to improve quality, reduce costs, manage inventories and shorten textile production cycles. To further reduce costs, the Company has been increasing its use of offshore sewing operations.

BUSINESS STRATEGY

The Company's objective is to continue to increase net sales and improve results of operations by implementing the following key elements of its business strategy:

OFFER A BROAD RANGE OF HIGH QUALITY PRODUCTS. The Company offers high quality activewear in a wide variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively. The Company continues to strengthen its position in the activewear market by successfully introducing higher priced products to supplement its traditional T-shirt business. In addition, the Company expects to continue to expand its product offerings under its ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS brands, capitalizing on the growth in the higher priced branded products segment of the activewear market.

ENHANCE AND EXPAND CUSTOMER RELATIONSHIPS. The Company continually seeks to strengthen and expand its customer relationships by promoting the Company's: (i) broad product offerings; (ii) ability to design customized products; (iii) quick, reliable delivery; and (iv) ability to accommodate modifications to customer orders. The Company's direct salesforce focuses on developing strong relationships with distributors, who have accounted for an increasing percentage of the Company's activewear sales in recent years. In fiscal 1997, sales to distributors accounted for approximately 73% of the Company's net sales. In the Company's experience, distributors typically place larger purchase orders, purchase a broader product mix, maintain higher inventory levels and develop more predictable order and re-order patterns than certain of its other customers. The
Company estimates that distributors resell products to more than   20,000
smaller screen printers, embroiderers and other userscustomers. The Company's expanded product offerings have enabled it to more effectively service distributors and satisfy the disparate preferences of consumers.

MAINTAIN FLEXIBLE, VERTICALLY INTEGRATED MANUFACTURING OPERATIONS. The Company is a vertically integrated manufacturer (i.e., performing substantially all of the manufacturing processes required to produce its products) which knits (exclusively from purchased yarn), bleaches, dyes, finishes, cuts and sews its activewear products at its manufacturing facilities. The Company believes that being vertically integrated allows it to maintain a competitive cost structure, minimize delivery time and provide consistent, high quality products. The Company's manufacturing flexibility enables it to efficiently complete smaller volume production runs, respond quickly to customer needs and accommodate last minute modifications to customer orders. Management of the Company believes that the foregoing factors have enabled it to turn its finished goods inventory more frequently than is typical for its industry segment (for example, approximately 8 eight times in fiscal 1997).

CONTINUE TO CONTROL COSTS AND IMPROVE MANUFACTURING. From fiscal 1993 through fiscal 1997, the Company invested approximately $34 million to modernize and expand its manufacturing and distribution facilities in order to improve quality, reduce costs, manage inventories and shorten textile production cycles. The Company believes it can continue to improve its operating results by: (i) increasing the use of offshore sewing operations; (ii) utilizing its centralized distribution facility to deliver its products in a more cost efficient manner; and (iii) opportunistically redesigning textile manufacturing processes to shorten production cycles and improve inventory management.

CAPITALIZE ON THE GROWTH OF THE ACTIVEWEAR MARKET. From 1992 through 1996, industry retail dollar sales and unit sales of imprinted activewear (T-shirts, knit shirts, fleecewear and athletic shorts) in the U.S. market grew at compound annual growth rates of 6.3% and 5.6%, respectively. From fiscal 1993 through fiscal 1997, the Company's net sales and unit sales increased at compound annual growth rates of 9.3% and 5.3%, respectively. The Company believes that sales of activewear products has have been driven primarily by: (i) the increased consumer preference for comfortable apparel selections; (ii) more flexible dress codes, including the greater acceptance of casual wear in the workplace; and
(iii) the heightened emphasis on physical fitness.

In addition, the Company continues to actively   seek, identify and develop
growth opportunities in several international markets.

PRODUCTS

The Company's activewear products, which are designed for men, women and children, include short and long sleeve T-shirts, tank tops, classic button and collar knit sport shirts (known as "plackets") and collarless short and long sleeve knit shirts (known as "henleys") as well as a variety of other niche activewear products, such as fleeced sweatshirts, athletic shorts and caps.
This broad array of casual knitwear and athletic wear is marketed and sold by the Company under its ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS brand names as well as under private labels. The Company manufactures its products in a variety of fabrics and fabric blends. Prior to their ultimate resale to the consumer, the Company's products typically are imprinted or embroidered with logos, designs or characters.

BASIC AND SPECIALTY T-SHIRTS. Basic and specialty T-shirts are the Company's principal products. The basic T-shirt was the first product introduced by the Company in the early 1970s. In addition to basic T-shirts, the Company also
manufactures a variety of specialty T-shirts.   This category accounted for
approximately 55% of the Company's sales in fiscal 1997.

PLACKETS AND HENLEYS. The Company introduced its first line of plackets in the early 1980s and its first line of henleys in the early 1990s. Plackets include classic button and collar knit sport shirts which are produced in both short and long sleeve versions. The Company's newest item in its placket line is its pique knit golf shirt, which it introduced in the first quarter of fiscal 1996. Henleys are collarless knit shirts, which are produced in both short and long sleeve versions. This category accounted for approximately 38% of the Company's sales in fiscal 1997.

OTHER PRODUCTS. The Company's other products include fleeced sweatshirts, knit shorts and caps, most of which are produced in a variety of colors and designs. In addition to products which it manufactures in-house, this category includes those products which the Company sources as a finished product. This category accounted for approximately 7% of the Company's sales in fiscal 1997.

SALES AND MARKETING

The Company markets its activewear products primarily to a wide range of distributors, screen printers and private label customers through a direct salesforce comprised of approximately 21 salespersons, three sales managers and a director of sales. The Company has one sales representative in Europe. Each member of the salesforce receives a base salary and is eligible to receive an incentive bonus payment.

The Company seeks to differentiate itself from other larger activewear manufacturers by marketing niche products to its customers and encouraging its customers to purchase a broader product mix. The Company believes that by encouraging its customers to expand their product mix towards higher priced products with more style elements, it has been able to compete effectively against other companies that concentrate primarily on basic, lower priced, T-shirts. The Company believes that this strategy has enabled it to penetrate the large and middle-tier wholesale T-shirt distributor market.

CUSTOMERS

The Company sells its products primarily to distributors and screen printers. The Company also sells a small percentage of its products directly to retailers. The Company currently services over 300 customers, of which twenty account for approximately 64% of the Company's net sales. One such customer (Alpha Shirt Company) accounted for 12.5% of the Company's net sales in fiscal 1997. No other individual customer accounts for more than 10% of the Company's net sales.

RAW MATERIALS

The Company's primary raw material is cotton yarn. Unlike certain of its competitors, the Company does not spin its own yarn. Instead, the Company purchases substantially all of its yarn pursuant to purchase orders from five domestic spinners. One individual spinner accounted for approximately 48% of the Company's purchased yarn in fiscal 1997. The vast majority of the yarn used by the Company is readily available and could be and is purchased from a number of sources. Accordingly, the Company does not have to rely on its orders with or deliveries from any single supplier. With the ability to substitute its supply of yarn, the Company believes that the inability to obtain yarn from any one supplier would not have a long term material adverse effect on the Company's ability to manufacture. Other raw materials purchased by the Company include dyes and other chemicals used in the dyeing and bleaching of fabrics.

The Company believes that it is one of the largest purchasers of yarn in its industry segment and has a sound relationship with each of its suppliers. The Company believes these relationships allow the Company to order precise quantities of yarn at highly competitive prices. The Company's relationships with its suppliers help the Company's continued access to supplies of raw materials during periods when yarn is in peak demand. As a result, the Company has never not experienced any significant shortages of raw materials.

The Company determines the size of its purchase orders for yarn based on its estimate of future yarn prices and levels of supply and periodically places large purchase orders as a means of fixing its raw materials costs. The Company's purchase orders typically are for quantities of yarn ranging from 30 days' to a year's supply.

Certain of the Company's primary competitors spin their own yarn. The Company estimates that in-house yarn production could reduce overall yarn costs, but believes that such reductions would not be realized consistently. Furthermore,. tThe Company has concluded, however, that the benefits achieved by acquiring in-house spinning capacity would not justify the investment required to achieve that capacity. In addition, the Company believes that the quality of its purchased yarn is at least equal to the quality of yarn produced by fully integrated manufacturers in its industry market segment.

COMPETITION

The imprinted activewear segment of the apparel market includes a number of significant competitors and the activewear segment of the industry overall is extremely competitive. Competition in this activewear segment of the apparel industry is generally based upon price, quality, service and breadth of product offerings. In response to market conditions and industry-wide adjustments in price, the Company reviews and adjusts its product offerings and pricing
structure from time to time.   The Company believes that its overall turnaround
time provides a competitive advantage and enables it to seek to continue to capitalize on its timely responsiveness to its customers' requests. In addition, the Company focuses on providing its customers with a broad array of branded and private label niche products at competitive prices on a timely basis.

The Company's principal competitors include several manufacturers of activewear, all of which are larger and have greater financial and other resources than the Company. The Company also faces competition from foreign manufacturers of activewear who generally have substantially lower labor costs than domestic manufacturers.

Historically, the Company has benefited from quotas and tariffs imposed by the United States on the importation of apparel. The Uruguay Round of GATT, which became effective on January 1, 1995, requires a complete phase-out of all existing quotas over a ten-year period. To date, no products manufactured by the Company have been subject to quota reductions under GATT. In addition to the phasing-out of the use of quotas, GATT also requires that the United States reduce tariffs on textile/apparel imports over the same ten-year period. To date, there have been only relatively small reductions in such tariffs.

Increased competition has caused many domestic apparel manufacturers to move a portion of their sewing operations offshore to lower costs. The Company currently performs a portion of its sewing activities offshore to take advantage of these lower offshore wage rates and the Company intends to increase its offshore sewing operations to the extent necessary to meet competition.

The Company believes that its current strategy of emphasizing higher quality, niche products, promoting a broader product mix, and increased use of lower-cost offshore sewing operations, should enable it to continue to compete effectively in its industry market segment.

EMPLOYEES

At January 31, 1998, the Company employed a total of 307 full-time salaried employees and 3,016 full-time and part-time hourly employees. Of the Company's employees, 3,107 are involved in manufacturing, 157 in finance, administration and distribution and 59 in marketing and sales. Of the Company's 3,107 employees involved in manufacturing, approximately 832 are employed at the Company's textile facilities and 2,275 are employed at the Company's sewing facilities.

None of the Company's employees is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

INTELLECTUAL PROPERTY

The Company attempts to register its material trademarks and trade names. The Company believes that it has developed strong brand awareness among its targeted customer base and as a result regards its brand names as valuable assets. The Company has registered or applied for trademark registrations for ANVIL and COTTON DELUXE (and the COTTON DELUXE and COTTON DELUXE CASUALS designs) and other labels in the United States and certain foreign countries.

ENVIRONMENTAL MATTERS

The Company, like other apparel manufacturers, is subject to federal, state and local environmental and occupational health and safety laws and regulations. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company believes that any noncompliance is unlikely to have a material adverse effect on the financial condition or results of operations of the Company. The Company has made, and will continue to make, expenditures to comply with environmental and occupational health and safety requirements. The Company currently does not anticipate material capital expenditures for environmental control equipment in fiscal 1998 or beyond. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. While the amount of such liability could be material, the Company endeavors to conduct its operations in a manner that reduces such risks.

Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility. In 1990, Winston Mills, Inc., a subsidiary of McGregor, entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning such contamination. Since that time, McGregor, through Culligan, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates ranged from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the Acquisition. This indemnity is guaranteed by Culligan and by Astrum International Corp. ("Astrum"), an affiliate of McGregor (now known as Samsonite Corporation) in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR. McGregor agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Samsonite have also guaranteed McGregor's obligations under these indemnities.

ITEM 2.  PROPERTIES

The Company conducts its operations principally through eight manufacturing facilities and a centralized distribution center. The Company utilizes a vertically integrated manufacturing process (i.e., performing substantially all of the manufacturing processes required to produce its products) with fabric being knit, bleached and dyed from purchased yarn at its two textile facilities and with the cutting and sewing of such fabric occurring at its five sewing facilities. The Company utilizes offshore and domestic contractors as it deems necessary.

TEXTILE FACILITY OPERATIONS. The Company conducts textile operations at two facilities owned by the Company located in Kings Mountain and Asheville, North Carolina. The Company operates over 150 knitting machines at its textile facilities where circular knit machines knit yarn into tubes of basic fabric constructions such as jersey, rib and fleece and flat knit machines knit collars. The tubes of fabric correspond in weight and diameter to the various styles and sizes required to make the Company's activewear products. The knitted fabric is then batched for bleaching and dyeing. Substantially all of the Company's products are either bleached to remove the color of natural cotton or dyed for colored products. The Company's textile facilities contain computerized controls, dye simulators and spectrometers and modern jet vessels to assist the Company in maintaining an efficient and quality controlled environment for the dyeing and bleaching process. The Company's textile facilities each operated at approximately 90% of capacity for the fiscal year
ended January 31, 1998.1997.   The Company believes it has the capability to
increase the operating capacity of its textile facilities with only relatively modest capital expenditures. Cottontops also operates a dyehouse and a screen printing facility, both in Farmville, North Carolina.

SEWING FACILITY OPERATIONS. The Company conducts its sewing operations at two owned facilities in Whiteville and Red Springs, North Carolina, one leased facility located in Mullins, South Carolina, and two offshore leased facilities located in Honduras and El Salvador. Fabric produced at the Company's textile operations is shipped to the Company's cutting facilities where it is marked by hand from design patterns, cut and then sewn.

During fiscal 1997, the Company's sewing facilities operated at 100% capacity. The Company began its offshore sewing operations in January 1996 at its leased facility in Honduras in order to take advantage of lower wage rates. In October 1997, the Company opened a sewing facility in El Salvador through Livna, Limitaedda, a wholly-owned subsidiary of Anvil. During fiscal 1997, 32% of the Company's production (sewing hours) was sewn offshore (including in-house production and outside sources), and the Company expects its percentage of
offshore sewing labor hours to continue to increase.   Because of the increasing
shift to offshore production, the Company closed and sold one of its smaller sewing facilities during fiscal 1997.

DISTRIBUTION OPERATIONS. The Company performs all of its distribution functions at its centralized distribution facility located in Dillon, South Carolina. In the first quarter of fiscal 1996, the Company's centralized distribution facility became fully operational, enabling the Company to consolidate its formerly fragmented distribution operations and improve distribution efficiencies. The Company's centralized distribution system also has enhanced the Company's ability to provide efficient and responsive customer service and to more efficiently manage inventory.

The following table sets forth certain information regarding the Company's facilities:

                                               APPROX. SQ.
LOCATION                 PRINCIPAL USE            FT.             OWNED/LEASED
--------                 -------------         -----------        ------------

New York, NY           Executive Offices         22,100            Leased(1)
Kings Mountain, NC     Textile Facility         225,000            Owned
Asheville, NC          Textile Facility         175,000            Owned
Mullins, SC            Cut and Sew              149,000            Leased(2)
Farmville, NC          Office, Warehouse         75,000            Leased(3)
  & Screen Printing
Farmville, NC          Dye House                 30,000            Leased(4)
Whiteville, NC         Cut and Sew              104,000            Owned
Red Springs, NC        Sew                       54,000            Owned
Dillon, SC             Distribution             660,000            Owned
Honduras               Sew                       48,000            Leased(5)
El Salvador            Sew                       28,000            Leased(6)

---------------------
(1) The lease for the Company's executive office space expires in 2002.
(2) The lease for this facility can be extended to 2012.
(3) The lease for this facility can be extended to 2001.
(4) The lease for this facility can be extended to 2000.
(5) The lease for this facility can be extended to 2003.
(6) The lease for this facility expires 2002.

The Company also owns a 142,000 square foot warehouse and manufacturing facility located in Aynor, South Carolina, that is currently being held for sale. This facility became excess space after the consolidation of certain operations in connection with the Company's acquisition of its centralized distribution center.

The Company anticipates the level of capital expenditures to continue at an annual rate of approximately $6.0 to $7.0 million. The Company has no material capital commitments for the next twelve months outside of the ordinary course of business.

The Company considers its owned and leased facilities and equipment to be in good condition and suitable and adequate for the Company's current operations. The Company's ongoing maintenance and improvement of its manufacturing facilities enable it to accommodate anticipated sales growth. Periodically, as necessary, the Company contracts certain manufacturing operations to outsiders. Management considers this ordinary industry practice and foresees no material risks in continuing this policy as necessary.

MANAGEMENT INFORMATION SYSTEMS. The Company has a sophisticated, computer based data collection and information processing system at each of its domestic manufacturing facilities. This system is designed to improve piece-work productivity, automate payroll, control work-in-process and improve supervisor and management effectiveness by providing immediately accessible feedback concerning sewing machine operator performance, current production and inventory information and the location of lagging inventory bundles. In addition, among other improvements made in connection with its new centralized distribution facility, the Company installed an in-house radio frequency warehousing system. The Company is currently implementing an advanced order processing, allocation and customer service system. This system will provide the Company with extensive inquiry and reporting capabilities as well as user-defined allocation and shipping rules and immediate updates concerning the status of customer orders. The order processing upgrading is concurrently addressing and resolving much of the potential costs and
uncertainties in dealing with the "Year 2000" issue.   With respect to the "Year
2000" issue in general, the Company does not anticipate incurring any material costs to fully address and resolve potential problems in all areas of its management information systems. The Company anticipates that any transition work necessary to its systems will be substantially completed by the end of fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company. See
"BUSINESS ENVIRONMENTAL MATTERS," above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any of the Company's common equity securities. At April 17, 1998 there were 25 record holders of the Company's Class A Common Stock and 26 record holders of the Company's Class B
Common Stock.   All of Anvil's issued and outstanding capital stock is owned by
Holdings.

RECENT SALES OF UNREGISTERED SECURITIES.

Since its incorporation on November 23, 1994, Holdings has issued the following securities without registration under the Securities Act:

On January 30, 1995, in connection with the Acquisition, Holdings sold: (i) to Vestar Equity Partners, L.P., 3,564,809 shares of old common stockOld Common Stock for an aggregate purchase price of $2,281,477.76 and 82,034 shares of its old preferred stockOld Preferred Stock for an aggregate purchase price of $8,203,400; (ii) to certain employees and affiliates of 399 Venture, Partners, Inc., 1,870,000 shares of its old common stockOld Common Stock for an aggregate purchase price of $1,196,800 and 43,032 shares of its old preferred stockOld Preferred Stock for an aggregate purchase price of $4,303,200; (iii) to the Existing Shareholders, 4,565,191 shares of its old common stockOld Common Stock for an aggregate purchase price of $2,921,722.24 and 74,934 shares of its old preferred stockOld Preferred Stock for an aggregate purchase price of $7,493,400 ($250,000 of the total purchase price paid by the Existing Shareholders was in the form of promissory notes issued by such Existing Shareholders to Holdings). In addition, on January 30, 1995, and in connection with the Acquisition, Holdings issued a subordinated promissory note to Culligan in the aggregate principal amount of $7,500,000. These sales of securities were made in reliance on the exemption contained in Section 4(2) of the Securities Act.

On April 9, 1996, 75,000 shares of Oold C common Sstock were exercisedissued to by the Management Investors, pursuant to the exercise of options granted to them in connection with the Acquisition for an aggregate of $48,000, in reliance on the exemption contained in Rule 701 of the Securities Act.

On December 18, 1996, Holdings sold 5,000 shares of its old common stockOld Common Stock to Peter H. Rothschild, then a director of the Company, for an aggregate purchase price of $3,200. This sale of securities was made in reliance on the exemption contained in Section 4(2) of the Securities Act.

On March 14, 1997, the Company completed the Recapitalization. Pursuant to which the Recapitalization: (i) 399 Venture reinvested/retained 1,294,685 shares of old common stockOld Common Stock in exchange for 122,484 shares of Class A Common and 1,351,552 shares of Class B Common; (ii) the Management Investors exercised options granted pursuant to the Acquisition and were issued 525,000 shares of old common stockOld Common Stock for an aggregate of $336,000; (iii) the Management Investors reinvested 475,987 shares of old common stockOld Common Stock in exchange for 45,032 shares of Class A Common and 496,894 shares of Class B Common; (iv) 399 Venture exchanged 33,300 shares of old preferred stockOld Preferred Stock for 3,333 Units which consisted of, in the aggregate, 133,320 shares of Senior Exchangeable Preferred Stock and 43,329 shares of Class B Common; and (v) BRS purchased from Holdings 105,643 shares of Class A Common and 1,165,719 shares Class B Common for an aggregate purchase price of $11,730,049.03. The reinvestment and exchange in paragraphs (i), (iii) and (iv) were made in reliance on the exemption contained in Section 3(a)(9) of the Securities Act. The sale described in paragraph (v) was made in reliance on the exemption contained in Section 4(2) of the Securities Act. The transactions described in paragraph (ii) were made in reliance on the exemption contained in Rule 701 of the Securities Act.

On March 14, 1997, Anvil sold $130,000,000 aggregate principal amount of 10-7/8% Series A Senior Notes due 2007 to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Wasserstein Perella Securities, Inc. and NationsBanc Capital Markets, Inc. pursuant to a Purchase Agreement, dated March 11, 1997 in a transaction not registered under the Securities Act in a private placement pursuant to the exemption contained in Section 4(2) of the Securities Act.
Anvil has completed an exchange offer which expired August 22, 1997, pursuant to which $129,000 principal amount of the 10-7/8% Series A Senior Notes were validly tendered and exchanged on a dollar-for-dollar basis for 10-7/8% Series B Senior Notes, due 2007. The terms and conditions of the aforementioned Series B securities are substantially identical to the Series A securities for which they were exchanged, except that the Series B securities have been registered under the Securities Act of 1933, as amended.

On March 14, 1997, Holdings sold 26,667 Units to DLJ and 3,333 Units, for which DLJ acted as agent in connection with the sale by Holdings, pursuant to a Purchase Agreement, dated March 11, 1997. The Units consisted of an aggregate of
(i) 390,000 shares of Class B Common and (ii) 1.2 million shares of Senior Exchangeable Preferred Stock with an aggregate liquidation preference of $30,000,000. These sales were made in transaction not registered under the Securities Act in a private placement pursuant to the exemption contained in
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA



                         SELECTED HISTORICAL FINANCIAL DATA
                      (IN THOUSANDS, EEXCEPT  PER SHARE DATA)

Set forth below are the selected historical financial data of the Predecessor and the Company as of the dates and for the periods shown. The selected historical financial data of the Company for fiscal years 1995 through 1997 have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP., whose report thereon appears under " Item 8. "Financial Statements and Supplementary Data." The selected consolidated financial data for fiscal years 1993 and 1994 have been derived from audited consolidated financial statements which are not included herein. Holdings has no independent operations apart from its wholly owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and related notes thereto included elsewhere herein.

                                              PREDECESSOR (1)                      THE COMPANY (1)
                                    -----------------------------------   -----------------------------------
                                      FIVE        SEVEN
                                      MONTHS      MONTHS                     FISCAL YEAR ENDED
                                      ENDED       ENDED      ------------------------------------------------
                                     JUNE 30,   JANUARY 29,  JANUARY 28,  JANUARY 27, FEBRUARY 1, JANUARY  31,
                                      1993        1994(2)      1995(2)      1996         1997        1998
                                    ---------   ---------    ---------   ---------    ---------   ---------
STATEMENT OF OPERATIONS DATA:
Net sales                           $  75,743   $  74,691    $ 169,923   $ 193,389    $ 204,154   $ 214,867
Cost of goods sold                     61,197      62,408      131,906     149,723      156,813     167,491
                                    ---------   ---------    ---------   ---------    ---------   ---------

Gross profit                           14,546      12,283       38,017      43,666       47,341      47,376
Selling, general and
    administrative expenses             5,788       6,632       14,704      17,778       21,678      22,771
Special compensation (3)                   --          --           --          --           --      10,915

Amortization of intangible
    assets                                 55       6,717       13,435         736          958         958
                                    ---------   ---------    ---------   ---------    ---------   ---------
Operating income (loss)                 8,703      (1,066)       9,878      25,152       24,705      12,732
Other income (expense):
    Interest income and
    other--net                              6          88        2,451         616          415         247
    Interest expense                      (74)       (107)        (227)     (8,844)      (7,912)    (16,536)
                                    ---------   ---------    ---------   ---------    ---------   ---------
Income (loss) before
    provision for income
    taxes and extraordinary
    item                                8,635      (1,085)      12,102      16,924       17,208      (3,557)
 Provision (benefit) for
      income taxes                      3,663       2,253       11,045       6,770        6,883      (1,423)
                                    ---------   ---------    ---------   ---------    ---------   ---------
Income (loss) before
    extraordinary item                  4,972      (3,338)       1,057      10,154       10,325      (2,134)
  Extraordinary item--loss on
    extinguishment of debt, net
    of $1,838 tax benefit(4)             -           -            -           -            -         (2,757)
                                    ---------   ---------    ---------   ---------    ---------   ---------

Net income (loss)                   $   4,972   $  (3,338)   $   1,057   $  10,154    $  10,325   $  (4,891)
                                    ---------   ---------    ---------   ---------    ---------   ---------
                                    ---------   ---------    ---------   ---------    ---------   ---------

OTHER DATA:
EBITDA(5)                           $  10,617   $   7,830    $  28,639   $  31,615    $  32,592   $  30,864
                                    ---------   ---------    ---------   ---------    ---------   ---------
                                    ---------   ---------    ---------   ---------    ---------   ---------

                                                                       FISCAL YEAR ENDED
                                                                   --------------------------
                                                                   FEBRUARY 1,    JANUARY 31,
                                                                      1997           1998
                                                                      ----           ----
Pro Forma Basic Income (Loss) Per Common Share: (7)
  Class A Common Stock:
       Income before extraordinary item                             $ 13.72        $ 11.96
       Extraordinary item                                              -             (0.71)
                                                                    -------        -------
       Net income                                                   $ 13.72        $ 11.25
                                                                    -------        -------
                                                                    -------        -------
  Class B Common Stock:
       Income before extraordinary item                             $  0.63        $ (2.86)
       Extraordinary item                                              -             (0.71)
                                                                    -------        -------
       Net income                                                   $  0.63        $ (3.57)
                                                                    -------        -------
                                                                    -------        -------
Weighted average shares used in computation of pro forma basic income (loss) per share:
      Class A Common                                                    290            290
                                                                    -------        -------
                                                                    -------        -------
      Class B Common                                                  3,590          3,590
                                                                    -------        -------
                                                                    -------        -------


                                                                FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      JANUARY  27,   FEBRUARY 1,   JANUARY 31,
Basic Income (Loss) Per Common Share: (7)                1996          1997          1998
                                                      -----------   -----------   -----------
  Class A Common Stock:
       Income before extraordinary item                                            $  7.92
       Extraordinary item                                                            (0.60)
                                                                                   -------
       Net income                                                                  $  7.32
                                                                                   -------
                                                                                   -------
  Class B Common Stock:
       Income before extraordinary item                                            $ (1.75)
       Extraordinary item                                                            (0.60)
                                                                                   -------
       Net income                                                                  $ (2.35)
                                                                                   -------
                                                                                   -------
   Old Common Stock (all classes) - Net income        $  1.01      $  1.02
                                                      -------      -------
                                                      -------      -------

Weighted average shares used in computation of basic
 income (loss) per share:
      Class A Common                                                                   928
                                                                                   -------
                                                                                   -------
      Class B Common                                                                 3,633
                                                                                   -------
                                                                                   -------
      Old Common Stock (all classes)                    10,080      10,080
                                                        -------     ------
                                                        -------     ------

                                                             PREDECESSOR (1)                THE COMPANY (1)
                                                        ----------------------   ----------------------------------
                                                          JAN 29,     JAN 28,     JAN 27,       FEB 1,      JAN 31,
BALANCE SHEET DATA (AT END OF PERIOD):                    1994(2)     1995(2)      1996         1997         1998
                                                        ---------   ---------    ---------   ---------    ---------
Cash and cash equivalents                               $     546   $     999    $   1,568   $   1,863    $     959
Total assets                                              110,956     109,941      136,527     136,832      147,113
Total debt                                                   -           -          84,457      68,594      148,145
Preferred stock  (liquidation value)                         -           -          22,620      25,582       33,605
Total stockholders' equity (deficit)(6)                    91,759      87,503       33,008      43,386      (66,255)


--------------------------------------
(1) The periods prior to and including January 28, 1995 reflect the combined financial data of the Predecessor, which was acquired by the Company as of January 28, 1995 from McGregor. The periods beginning January 29, 1995 reflect the consolidated financial data of the Company after the Acquisition. Because of the revaluation of the assets and liabilities acquired and the related impact to the consolidated statements of operations, the financial statements of the Predecessor (other than net sales) for the periods prior to January 29, 1995 are not comparable to those of the Company subsequent to that date.

(2)  In connection with Astrum's emergence from Chapter 11 bankruptcy
     proceedings, the Predecessor adopted "fresh-start" accounting.   The
     Predecessor was not a party to Astrum's Chapter 11 bankruptcy proceeding. Accordingly, effective June 30, 1993, the assets by the Predecessor were recorded at their fair market values with the excess of the reorganization value over the fair value of the assets recorded as an intangible asset. As a result of the adjustments, the financial statements as of and for the year ended January 28, 1995 and the seven months ended January 29, 1994 are not comparable to prior periods.

(3) In connection with the Recapitalization, the Company recorded a special charge in the three months ended May 3, 1997 for compensation related to the exercise of options by members of management, payment of a special transaction bonus to members of management and payments under a then existing equity buy-out plan to members of management. These charges aggregated $10,915, and are considered by management to be nonrecurring in nature.

(4) In connection with the Recapitalization and refinancing, the Company recorded an extraordinary charge of $2,757, net of an income tax benefit, in the year ended January 31, 1998, as a result of losses incurred in connection with the early extinguishment of debt.

(5) EBITDA is defined as operating income plus depreciation and amortization. Fiscal 1995 includes a non-cash charge of $1.7 million resulting from the increase in cost of goods sold due to the inventory revaluation in connection with the Acquisition. Fiscal 1996 EBITDA excludes a non-cash charge of $0.6 million for the estimated loss on disposal of certain fixed assets and fiscal 1997 excludes non-recurring items of $10.9 million for charges to special compensation. EBITDA is not a measure of performance under Generally Accepted Accounting Principlesd ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and is used by the Company's creditors in assessing debt covenant compliance. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

(6) Stockholder's equity for the Predecessor represents McGregors's investment in the Predecessor.

(7) Pro forma basic net income (loss) per share assumes issuance of shares in the Recapitalization had occurred at the beginning of fiscal 1996 and is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, as follows:

                                                          FISCAL YEAR ENDED
                                                      ------------------------
                                                      February 1,  January 31,
                                                         1997         1998

Net income (loss)                                     $ 10,325     $ (4,891)
Less: preferred dividends                               (4,094)      (4,653)
         Class A common preference                      (3,798)      (4,296)
                                                      --------     --------
Net income (loss) applicable to common stockholders   $  2,433     $(13,840)
                                                      --------     --------
                                                      --------     --------

Preference per Class A common share                   $  13.10     $  14.82
Net income (loss) per common share                         .63        (3.57)
                                                      --------     --------
Net income per Class A common share                   $  13.72     $  11.25
                                                      --------     --------
                                                      --------     --------

Net income (loss) per Class B common share            $   0.63     $  (3.57)
                                                      --------     --------
                                                      --------     --------

                        [Footnote continues on following page]

     Basic net income (loss) per share is computed by dividing net income (loss) applicable to each class of Common Stock by the actual average number of commons shares during the periods without giving any retroactive effect to the Recapitalization, as follows:


                                                                FISCAL YEAR ENDED
                                                     ------------------------------------------
                                                       JANUARY 27,   FEBRUARY 1,    JANUARY 31,
                                                          1996           1997         1998
                                                          ----           ----         ----
Net income (loss)                                     $ 10,154     $ 10,325         $(4,891)
Less: preferred dividends                                  -            -            (2,805)
         Class A common preference                         -            -            (3,021)
                                                      --------     --------         --------
Net income (loss) applicable to common stockholders   $ 10,154     $ 10,325        $(10,717)
                                                      --------     --------        ---------
                                                      --------     --------        ---------

Preference per Class A common share                                                $   9.67
Net income (loss) per common share (all classes)      $   1.01     $   1.02           (2.35)
                                                      --------     --------         ---------
Net income per Class A common share                                                 $   7.32
                                                                                    --------
                                                                                    --------
Net income (loss) per Class B common share                                          $  (2.35)
                                                                                    --------
                                                                                    --------

Weighted average shares used in computaton of basic income (loss) per share:

        Class A Common .........................                                         928
        Class B Common .........................                                       3,633
                                                                                       -----
                                                                                       -----
        Old Common Stock (all classes)..........        10,080       10,080
                                                        ------       ------
                                                        ------       ------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion provides information with respect to the results of operations of the Company for each of the three fiscal years in the period ended January 31, 1998. The following information should be read in conjunction with
ITEM 6. "SELECTED FINANCIAL DATA" and the consolidated financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

The Company's results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company's customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure from time to time in response to industry-wide price changes. In the basic T-shirt market, for example, the Company does not lead its competitors in setting the current pricing structure and modifies its prices to the extent necessary to remain competitive with prices set by its larger competitors in this segment.

The Company has been able to mitigate pricing pressures by: (i) increasing its average product margin by continuing to introduce new higher priced products;
(ii) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and (iii) moving a portion of its sewing operations offshore in January 1996 to Honduras to take advantage of lower wage rates. The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operation.

The largest component of the Company's cost of goods sold is the cost of cotton yarn. Unlike certain of its competitors, the Company does not spin its own yarn. Instead, the

Company obtains substantially all of its yarn from five yarn suppliers, generally placing orders for quantities ranging from 30 days' to a one year's supply depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for cotton yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, the Company has been successful in mitigating the impact of fluctuating yarn prices. See ITEM 1. "BUSINESS RAW MATERIALS."

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales, for the Company for each of the three years in the period ended January 31, 1998:

                                                                   YEAR ENDED
                                              ---------------------------------------------------
                                                January 27,      February 1,         January 31,
                                                  1996             1997                 1998
                                              [fiscal 1995]    [fiscal 1996]        [fiscal 1997]

STATEMENT  OF OPERATIONS DATA:
  Net sales    100.0%                            100.0%              100.0%
  Cost of goods sold                               77.4                76.8                78.0
  Gross profit                                     22.6                23.2                22.0
  Selling, general and
     administrative expenses                        9.2                10.6                10.6
  Interest expense                                  4.6                 3.9                 7.7

OTHER DATA:
  EBITDA (1)                              $31.6 million       $32.6 million       $30.9 million

    Percentage of net sales                       16.3%               16.0%               14.4%


(1) EBITDA is defined as operating income plus depreciation and amortization. Fiscal 1995 includes a non-cash charge of $1.7 million resulting from the increase in cost of goods sold due to the inventory revaluation in connection with the Acquisition. Fiscal 1996 EBITDA excludes a non-cash charge of $0.6 million for the disposal of certain fixed assets and fiscal 1997 excludes non-recurring charges of $10.9 million for special compensation. EBITDA is not a measure of performance under GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and is used by the Company's creditors in assessing debt covenant compliance. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.


YEAR ENDED JANUARY 31, 1998 COMPARED TO YEAR ENDED FEBRUARY 1, 1997

NET SALES for the year ended January 31, 1998 increased $10.7 million, or 5.2%, to $214.9 million from $204.2 million for the year ended February 1, 1997. A decline in sales experienced during the Company's first two fiscal quarters was more than offset by an increase in sales during the last half of the current fiscal year. The overall increase in net sales is comprised of a small increase in units sold as well as a small increase in average selling price, and is also due to the inclusion of Cottontops' sales of approximately $3.7 million.

GROSS PROFIT for the year ended January 31, 1998 remained approximately the same as the prior year despite the $10.7 million increase in sales, as gross profit margin on sales declined to 22.0% from 23.2% in the prior year. During the first half of the current fiscal year, an improvement in gross profit margin was primarily the result of obtaining lower yarn prices, improved manufacturing efficiencies and increased sales of products with higher gross margins. The Company continues to make improvements in these areas, particularly with respect to placing greater emphasis on products with high profit margins such as plackets and henleys. However, in the second half of the current fiscal year, the favorable impact achieved has been substantially offset by industry-wide pricing pressures affecting the Company's basic T-shirt business. Management of the Company anticipates believes that this trend (i.e., relatively low average selling prices for basic T-shirts) is being experienced throughout the industry and that it is continuing into fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the year ended January 31, 1998 increased by $1.1 million, or 5.1%, to $22.8 million from $21.7 million for the prior year. As a percentage of net sales, selling, general and administrative expenses were approximately 10.6% for both fiscal years. The current fiscal year includes, $1.6 million of operating expenses of Cottontops. In addition, sales salaries and expenditures for advertising, travel and entertainment, and other selling expenses increased $0.8 million and, administrative expenses (primarilyand legal and professional) expenses increased $0.52 million. The aforementioned increases were partially offset by a decline of approximately $1.2 million in distribution expense due to more efficient warehouse operations. Also, as noted aboveas further discussed below, the fiscal year ended February 1, 19967 includes charges of approximately $0.6 million for certain start-up costs and losses on disposal of fixed assets.

INTEREST EXPENSE for the year ended January 31, 1998 increased by $8.6 million, or 109.0%, to $16.5 million from $7.9 million for the prior year. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization. Interest rates were also slightly higher during the current year compared to the prior year.

NET (LOSS) INCOME

THE NET LOSS for year ended January 31, 1998 was $4.9 million compared to net income of $10.3 million for the year ended February 1, 1997. While the amount of gross profit was nearly equal in both years, the current fiscal year's results were reduced by higher selling, general and administrative expenses ($1.1 million), higher interest expense ($8.6 million) , and, in the current year, there was a charge of $10.9 million for "special compensation" (See Note 4 to the consolidated financial statements) and an extraordinary charge of $2.8 million (net of taxes) on extinguishment of debt (See Note 2 to the consolidated financial statements).

YEAR ENDED FEBRUARY 1, 1997 COMPARED TO YEAR ENDED JANUARY 27, 1996

NET SALES for the year ended February 1, 1997 increased $10.8 million, or 5.6%, to $204.2 million from $193.4 million for the year ended January 27, 1996. This increase in net sales was primarily the result of a 7.0% increase in sales volume, partially offset by a 1.3% decline in average selling price. The decline in average selling price was primarily the result of lower T-shirt prices due to competitive market conditions partially offset by a favorable change in product mix to higher priced products such as plackets and henleys.

GROSS PROFIT for the year ended February 1, 1997 increased by $3.7 million, or 8.4%, to $47.3 million from $43.7 million for the year ended January 27, 1996. Gross profit margin increased to 23.2% for the year ended February 1, 1997 from 22.6% in the comparable period of the prior year. Gross profit for the year ended January 27, 1996 was reduced by approximately $1.7 million (or 0.9% of net sales) as a result of the increase in cost of goods sold due to the inventory revaluation in connection with the Acquisition. The change in gross profit margin (0.3% decrease after considering the inventory revaluation in fiscal
1995) was primarily the result of increased markdowns, increased sales promotion expenses, and selling price reductions (principally on white T-shirts) offset by the result of a favorable shift in product mix, lower yarn costs, manufacturing costs reductions and volume improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended February 1, 1997 increased by $3.9 million, or 21.9%, to $21.7 million from $17.8 million for the year ended January 27, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 10.6% in fiscal 1996 from 9.2% in fiscal 1995. This 1.4% increase, as a percentage of net sales, in selling, general and administrative expenses was primarily the result of start-up costs relating to the opening of the Company's 660,000 square foot distribution facility in Dillon, South Carolina. This facility was acquired in November 1995 and became fully operational by the end of the first quarter of 1996. The remainder of the increase was principally attributable to increases in advertising and selling expenses related to increased efforts in the retail and export markets, salaries related to administrative personnel and a charge for the estimated loss on the disposal of certain fixed assets.

AMORTIZATION OF INTANGIBLE ASSETS for the year ended February 1, 1997 increased by $0.2 3 million to $1.0 million from $0.7 million for the year ended
January 27, 1996.

OPERATING INCOME for the year ended February 1, 1997 decreased by $0.5 million, or 1.8% to $24.7 million from $25.2 million for the year ended January 27, 1996 as a result of the factors described above.

INTEREST AND OTHER INCOME for the year ended February 1, 1997 decreased by $0.2 million to $0.4 million from $0.6 million for the year ended January 27, 1996.

INTEREST EXPENSE for the year ended February 1, 1997 decreased by $0.9 million, or 10.5%, to $7.9 million from $8.8 million for the year ended January 27, 1996. This decrease in interest expense was the result of reduced borrowings under the Old Credit Agreement and lower average interest rates.

PROVISION FOR INCOME TAXES for the year ended February 1, 1997 increased by $0.1 million to $6.9 million from $6.8 million for the year ended January 27, 1996 due to an increase in pre-tax earnings. As a percentage of income before provision for income taxes, income tax expense was approximately 40.0% in each period.

NET INCOME for the year ended February 1, 1997 increased by $0.2 1 million, or 1.7%, to $10.3 million from $10.2 million for the year ended January 27, 1996, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. Net cash generated by operating activities for fiscal 1996 and fiscal 1997 totaled approximately $23.8 million and $10.4 million, respectively.

During its preceding two completed fiscal years, the Company made capital expenditures of approximately $4.8 million and $6.1 million, respectively. The Company's major capital expenditures related to: (i) improvements to the 660,000 square foot distribution center in Dillon, South Carolina; (ii) the
acquisition of  machinery   and  equipment;  and  (iii) the acquisition of
management information systems hardware and software. The Company anticipates the level of capital expenditures to continue at an annual rate of approximately $6.0 to $7.0 million. The Company has no material capital commitments for the next twelve months outside of the ordinary course of business.

The Company's principal working capital requirements are financing accounts receivable and inventories. At January 31, 1998, the Company had net working capital of approximately $48.251.1 million, including approximately $27.3 million of accounts receivable, $42.1 million of inventories and $27.3 million in accounts payable and accrued expenses. Effective with the current fiscal year, the Company has classified the amount due under its revolving credit facility ($21.7 million at January 31, 1998) as a long term liability since the Company anticipates continually refinancing amounts drawn down under this facility through the expiration date of March 14, 2002.


In connection with the Recapitalization, the Company refinanced its existing indebtedness under the Old Credit Agreement. The New Credit Agreement provides for borrowings of up to $55.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at LIBOR or prime rate plus a margin. The indebtedness under the New Credit Agreement is guaranteed by Holdings and Anvil's domestic operating subsidiaryCottontops and is secured by substantially all of Anvil's assets and a pledge by Holdings of all of the capital stock of Anvil. At January 31, 1998, the Company had $21.7 million outstanding borrowings under the New Credit Agreement at an interest rate of approximately 7.97%.

The New Credit Agreement requires the Company to meet certain financial tests, including minimum levels of consolidated net worth, minimum levels of consolidated EBITDA (as defined therein), minimum interest coverage and maximum leverage ratio. The New Credit Agreement also contains covenants which, among other things, limit: (i1) the incurrence of additional indebtedness; (ii) the payment of dividends; (iii) transactions with affiliates; (iv) asset sales, acquisitions and mergers; (v) prepayments of other indebtedness; (vi) creation of liens and encumbrances; and (vii) other matters customarily restricted in such agreements.

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

NEW ACCOUNTING STANDARDS

The Company is required to adopt Statement of Financial Account Standards (""SFAS") No. 130, "Reporting Comprehensive Income" during the year ending January 30, 1999.

SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires than an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has not yet determined the impact that the adoption of this statement will have on its financial statements.

The Company is required to adopt SFAS 131 , "Disclosure about Segments of an Enterprise and Related Information" during the year ending January 30, 1999. SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact that the adoption of this statement will have on its financial statements.

The Company is required to adopt SFAS 132 , "Disclosure about Pensions and Other
Postretirement Benefits" for its fiscal year ending January 30, 1999.   SFAS 132
revised employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional financial analysis, and eliminates certain disclosures that are no longer considered useful.
Restatement of disclosures for earlier periods is required. The Company has not yet determined the impact that the adoption of this statement will have on its financial statements.

FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the factors listed on the following pagebelow following factors are important factors that, in the view of the

Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

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

The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 1998 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1, Index to Financial Statements, included elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to the directors of the Company, the information required by Item 10 of Form 10-K appears on pages 4 through 6and 51 through 3 of the Information Statement, and is incorporated herein by reference.

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers and key employees of the Company.

EXECUTIVE OFFICERS AND
 CERTAIN KEY EMPLOYEES OF ANVIL

The following sets forth certain information with respect to the executive officers and certain key employees of Anvil.

NAME                    AGE(1)                       POSITION
----                    ------                       --------

Bernard Geller           64             President, Chief Executive Officer,
                                          Chairman of the Board
Jacob Hollander          56             Executive Vice President, Chief
                                          Administrative Officer,
                                          Secretary, General Counsel
                                          and Director
Anthony Corsano          38             Executive Vice President of Sales and
                                        Marketing
William H. Turner        50             Executive Vice President of
                                          Manufacturing
Pasquale Branchizio      59             Vice President of Finance

----------------------
(1) All ages are as of December 31, 1997.

BERNARD GELLER has served as the Chief Executive Officer of Anvil, President of Holdings and has been a Director of Anvil and Holdings since the Acquisition. Since the Recapitalization, Mr. Geller has served as Chairman of the Board of Anvil and Holdings and since July 1997 as President of Anvil. From 1989 to 1995, Mr. Geller served as Chairman of the Predecessor. From 1986 to 1989, Mr. Geller served as President of the Predecessor and from 1975 to 1986, as Controller and then President of the Predecessor. Before joining the Predecessor, Mr. Geller was with Union Underwear Co., Inc., a subsidiary of Fruit of the Loom, Inc., where he worked for 14 years, principally as that company's controller.

JACOB HOLLANDER has served as Executive Vice President, Chief Administrative Officer, Secretary and General Counsel of Anvil and Vice President, Secretary and General Counsel of Holdings since the Acquisition. Since the Recapitalization, Mr. Hollander has served as a Director of Anvil and Holdings. From 1991 to 1995, Mr. Hollander served as Vice President and General Counsel of Astrum. From 1985 to 1990, Mr. Hollander served as Vice President and General Counsel of McGregor and Faberge, Incorporated, and from 1987 to 1989, Mr. Hollander also served as Vice President and General Counsel of Elizabeth Arden, Inc. During 1990, Mr. Hollander provided legal consulting services to the Unilever group of companies and to McGregor. Prior to its acquisition by McGregor, Mr. Hollander was Vice President of Faberge, Incorporated.


ANTHONY CORSANO has served as Executive Vice President of Sales and Marketing of Anvil since the Acquisition. From 1993 to 1995, Mr. Corsano served as Vice President of Sales and Marketing of the Predecessor. From 1988 to 1993, Mr. Corsano served as Vice President--Sales of the Predecessor and from 1985 to 1988 Mr. Corsano served as National Sales Manager of the Predecessor.

WILLIAM H. TURNER has served as Executive Vice President of Manufacturing of Anvil since the Acquisition. From 1992 to 1995, Mr. Turner served as Executive Vice President of Manufacturing of the Predecessor. From 1985 to 1992, Mr. Turner held the position of Vice

President of Manufacturing (Cut and Sew) of the Predecessor and from 1982 to 1985 he was the Predecessor's Plant Manager.

PASQUALE BRANCHIZIO has served as Vice President of Finance of Anvil and Holdings since the Acquisition. From 1986 until 1995, Mr. Branchizio served as Vice President of Finance of the Predecessor. From 1981 to 1986, Mr. Branchizio served as the Controller of the Predecessor. Prior thereto, Mr. Branchizio served as the Predecessor's Senior Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears on pages 647 through 10 8 of the Information Statement, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 of Form 10-K appears on pages 10 8 and 11through 1210 of the Information Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears on pages 13 11 and 14through 1135 of the Information Statement and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements
     See Page F-1 for index to Financial Statements

     2.  Financial Statement Schedules.

          Schedule II -- Valuation and Qualifying Accounts.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.


(b)  Reports on Form 8-K.

     None.

(c)   Exhibits

EXHIBIT
 NO.     DESCRIPTION

2.1 Recapitalization Agreement, dated as of February 12, 1997, by and among Citicorp Venture Capital, Ltd., Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS & Co."), Holdings, Anvil VT, Inc. and the stockholders and voting trust certificate holders named on the signature pages thereto, as amended by the certain Amendment and Consent to Assignment dated as of February 21, 1997 and that Waiver and Second Amendment to the Recapitalization Agreement dated as of March 13, 1997.*

3.1   Certificate of Incorporation of Anvil.*

3.2   Restated Certificate of Incorporation of Holdings.*

3.3   Certificate of Incorporation of Cottontops.*

3.4   By-Laws of Anvil.*

3.5   By-Laws of Holdings.*

3.6   By-Laws of Cottontops.*

3.7   Certificate of Designation of Holdings.*

3.8 Certificate of Designation of Holdings relating to Series B 13% Senior Exchangeable Preferred Stock due 2009.**

4.1 Purchase Agreement, dated as of March 14, 1997, by and among Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Wasserstein Perella Securities, Inc. ("Wasserstein"), NationsBanc Capital Markets, Inc. ("NationsBanc"), Anvil and Holdings.*

4.2 Senior Indenture, dated as of March 14, 1997, by and among the Anvil, Holdings, Cottontops and the other Subsidiary Guarantors and United States Trust Company of New York, as trustee.*

4.3   Form of 10- 7/8% Senior Notes and Guarantees.*

4.4   Series B 10- 7/8% Senior Notes and Guarantees.**

4.5 Registration Rights Agreement, dated as of March 14, 1997, by and among Anvil, Holdings, Cottontops and DLJ, Wasserstein and NationsBanc, as Initial Purchasers.*

4.6 Amended and Restated Credit Agreement, dated as of March 14, 1997, among Anvil, as Borrower, Holdings, Cottontops and certain subsidiaries, as Guarantors, the Banks Identified therein as lending institutions, NationsBank, N.A. ("NationsBank"), as Agent, and Bank of America Illinois, Banque Nationale de Paris and Heller Financial Inc., as co-agents.*

4.7 Amended and Restated Pledge and Security Agreement, dated as of March 14, 1997, by and among Anvil, Holdings and NationsBank.*

10.1 Employment Agreement, dated as of January 31, 1995, by and between Anvil and Bernard Geller.*

10.2 Employment Agreement, dated as of January 31, 1995, by and between Anvil and Jacob Hollander.*

10.3 Employment Agreement, dated as of January 31, 1995, by and between Anvil and William H. Turner.*


10.4 Employment Agreement, dated as of January 31, 1995, by and between Anvil and Anthony Corsano.*

10.5 Asset Purchase Agreement, dated as of December 29, 1994, by and among McGregor Corporation, Winston Mills, Inc., Anvil and Holdings.*

10.6 Guaranty Agreement, dated as of January 28, 1995, by and among Culligan International Company, Astrum International Corp. and Anvil.*

10.7 Units Purchase Agreement, dated as of March 14, 1997, by and between DLJ and Holdings.*

10.8 Unit Agreement, dated as of March 14, 1997, by and between Holdings and United States Trust Company of New York, as trustee.*

10.9 Exchange Debenture Indenture, dated as of March 14, 1997, by and between Holdings and United States Trust Company of New York, as trustee.*

10.10 Registration Rights Agreement, dated as of March 14, 1997, by and between Holdings and DLJ, as the Initial Purchaser.*

10.11 Registration Rights and Securityholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS & Co., 399 Venture Partners, Inc. ("399 Venture Partners"), CCT II Partners, L.P. ("CCT") and DLJ.*

10.12 Registration Rights Agreement, dated as of March 14, 1997, by and among Holdings, BRS & Co., 399 Venture Partners, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other executive of Holdings or its subsidiaries who acquires common stock from Holdings after the date thereof and executes a joinder thereto, the persons set forth on the signature pages thereto and DLJ.*

10.13 Stockholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS & Co., 399 Venture Partners, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other person who
        acquires common stock   of Holdings after the date thereof and executes
        a joinder thereto.*

10.14   Old  Stock Option Plan.*

10.15 Employment Agreement, dated as of January 31, 1997, by and between Cottontops and Tom Glennon.*

10.16 Amendment No. 1 dated as of December 27, 1997 to Stockholders Agreement by and among Holdings, BRS & Co., 399 Venture Partners, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other
        person who acquires common stock   of Holdings after the date thereof
        and executes a joinder thereto. *



21.1    Subsidiaries of Anvil, Holdings and Cottontops.

27.1    Financial Data Schedule.

 * Previously filed with the Company's Registration Statement and Amendments thereto on Form S-4 (SEC file No. 333-26999) and is incorporated herein by reference.

** Previously filed with the Company's Form 10-Q for the Quarter ended August 2, 1997, and is incorporated herein by reference.

                                      SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Anvil Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANVIL HOLDINGS, INC.

                                        By:  /s/ JACOB HOLLANDER
                                           -----------------------------------
                                                     Jacob Hollander
                                              Vice President and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

     Signature Capacity  Date

/s/ BERNARD GELLER                 Chairman of the Board ,       April 28, 1998
-----------------------------      President and Director
      Bernard Geller               (Principal Executive
                                   And Financial Officer)


/s/ JACOB HOLLANDER                Vice President, Secretary     April 28, 1998
-----------------------------      and Director
     Jacob Hollander

/s/  PASQUALE BRANCHIZIO           Vice President of Finance     April 28, 1998
-----------------------------      (Principal Accounting Officer)
    Pasquale Branchizio


 /s/ BRUCE C. BRUCKMAN             Director                      April 28, 1998
-----------------------------
    Bruce C. Bruckmann


 /s/  STEPHEN F. EDWARDS           Director                      April 28, 1998
-----------------------------
    Stephen F. Edwards

 /s/  DAVID F. THOMAS              Director                      April 28, 1998
-----------------------------
    David F. Thomas

/s/  JOHN D. WEBER                 Director                      April 28, 1998
-----------------------------
    John D. Weber

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                   SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

The Registrant has not sent an annual report or proxy material to its security holders during the period covered by this report.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE

Report of Independent Accountants............................................F-2

Consolidated Balance Sheets at February 1, 1997 and January 31, 1998.........F-3

Consolidated Statements of Operations for the years ended January 27, 1996,
     February 1, 1997 and January 31, 1998...................................F-4

Consolidated Statements of Cash Flows for the years ended January 27, 1996,
     February 1, 1997 and January 31, 1998...................................F-7

Consolidated Statements of Changes in Stockholders' Equity for the years ended January 27, 1996, February 1, 1997 and January 31, 1998...........F-6

Notes to Consolidated Financial Statements...................................F-8

Schedule II --Valuation and Qualifying Accounts..............................S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anvil Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Anvil Holdings, Inc. and subsidiaries as of February 1, 1997 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 27, 1996, February 1, 1997 and January 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Anvil Holdings, Inc. and subsidiaries as of February 1, 1997 and January 31, 1998 and the results of their operations and their cash flows for the years ended January 27, 1996, February 1, 1997 and January 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
March 27, 1998
New York, New York

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                                       FEBRUARY 1,           JANUARY 31,
                                                                                          1997                  1998
                                                                                          ----                  ----
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................... $     1,863           $      959
  Accounts receivable, less allowance for doubtful accounts of
    $874 and $822...................................................................      28,517               27,271
  Inventories.......................................................................      32,471               42,089
  Prepaid and refundable income taxes...............................................       3,305                4,640
  Deferred income taxes.............................................................       1,629                2,510
  Prepaid expenses and other current assets.........................................         423                1,004
                                                                                             ---                -----

              Total current assets..................................................      68,208               78,473


PROPERTY, PLANT AND EQUIPMENT--Net..................................................      38,830               38,189

INTANGIBLE ASSETS--Net .............................................................      26,568               25,487

OTHER ASSETS........................................................................       3,226                4,964
                                                                                       ---------           ----------
                                                                                       $ 136,832           $  147,113
                                                                                       ---------           ----------
                                                                                       ---------           ----------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Revolving credit facility borrowings..............................................   $  14,400           $      -
  Accounts payable..................................................................       9,360               11,986
  Accrued expenses and other current liabilities....................................      10,130               15,349
  Current portion of long-term bank borrowings......................................       4,850                  -
                                                                                       ---------           ----------
                  Total current liabilities.........................................      38,740               27,335
                                                                                       ---------           ----------

LONG-TERM BANK BORROWINGS...........................................................      41,475               21,700
                                                                                       ---------           ----------
SUBORDINATED PROMISSORY NOTE........................................................       7,869                 -
                                                                                       ---------
10-7/8% SENIOR NOTES................................................................           -              126,445
                                                                                                           ----------
DEFERRED INCOME TAXES...............................................................       3,535                4,613
                                                                                       ---------           ----------
OTHER LONG-TERM OBLIGATIONS.........................................................       1,827                1,883
                                                                                       ---------           ----------

REDEEMABLE PREFERRED STOCK
     (Liquidation value $33,605)....................................................        -                  31,392
                                                                                       ---------           ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
    Preferred stock - old...........................................................           2                  -
    Common stock - old..............................................................         101                  -
    Common stock - new:
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $32,333).............................................................           -                    3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares...............................................           -                   36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
    Additional paid-in capital......................................................      23,054               12,803
    Retained earnings (deficit).....................................................      20,479              (79,097)
    Loans receivable-stockholders...................................................        (250)                 -
                                                                                       ---------           ----------
               Total stockholders' equity (deficiency)..............................      43,386              (66,255)
                                                                                       ---------           ----------
                                                                                       $ 136,832            $ 147,113
                                                                                       ---------           ----------
                                                                                       ---------           ----------

                         See notes to consolidated financial statements.

                                                   ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                                                         STATEMENTS OF OPERATIONS
                                                    (In Thousands, Except Share Data)

                                                                                FISCAL YEAR ENDED
                                                                   ----------------------------------------------
                                                                   JANUARY 27,       FEBRUARY 1,      JANUARY 31,
                                                                      1996              1997             1998
                                                                    --------          --------         --------
NET SALES.......................................................    $193,389          $204,154         $214,867
COST OF GOODS SOLD..............................................     149,723           156,813          167,491
                                                                    --------          --------         --------
       Gross profit.............................................      43,666            47,341           47,376
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES.....................................................      17,778            21,678           22,771
SPECIAL COMPENSATION............................................         -                 -             10,915
AMORTIZATION OF INTANGIBLE ASSETS...............................         736               958              958
                                                                    --------          --------         --------
        Operating income........................................      25,152            24,705           12,732
OTHER INCOME (EXPENSE):
    Interest expense............................................      (8,844)           (7,912)         (16,536)
    Interest income and other expense--net......................         616               415              247
                                                                    --------          --------         --------
         Income (loss) before provision (benefit)
           for income taxes and extraordinary item..............      16,924            17,208           (3,557)
PROVISION (BENEFIT) FOR INCOME TAXES............................       6,770             6,883           (1,423)
                                                                    --------          --------         --------
INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM..........................................      10,154            10,325           (2,134)
EXTRAORDINARY ITEM - Loss on extinguishment
    of  debt (net of tax benefit of  $1,838)....................         -                 -             (2,757)
                                                                    --------          --------         --------
NET INCOME (LOSS)...............................................     $10,154            10,325           (4,891)
                                                                    --------
                                                                    --------
  Less Preferred Stock  dividends...............................                        (4,094)          (4,653)
  Less Common A preference......................................                        (3,798)          (4,296)
                                                                                      --------         --------
     Net income (loss attributable to common....................
                  stockholders)..................................                     $  2,433         $(13,840)
                                                                                      --------         --------
                                                                                      --------         --------
PRO FORMA BASIC INCOME (LOSS) PER COMMON SHARE:
Class A Common Stock:
   Income (loss) before extraordinary item......................                      $  13.72         $  11.96
   Extraordinary item...........................................                          -                (.71)
                                                                                      --------         --------
   Net income...................................................                      $  13.72         $  11.25
                                                                                      --------         --------
                                                                                      --------         --------
Class B Common Stock:
   Income (loss) before extraordinary item......................                      $    .63         $  (2.86)
   Extraordinary item...........................................                          -                (.71)
                                                                                      --------         --------
   Net income (loss)............................................                      $    .63         $  (3.57)
                                                                                      --------         --------
                                                                                      --------         --------
Weighted average shares used in computation of \
    pro forma basic income (loss) per share:

  Class A Common................................................                           290              290
                                                                                      --------         --------
                                                                                      --------         --------
  Class B Common................................................                         3,590            3,590
                                                                                      --------         --------
                                                                                      --------         --------

                          See notes to consolidated financial statements.

                                  ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                                             (In Thousands)

                                                                                                FISCAL YEAR ENDED
                                                                                -------------------------------------------------
                                                                                 JANUARY 27,       FEBRUARY 1,        JANUARY 31,
                                                                                    1996              1997              1998
                                                                                 ---------         ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)......................................................      $  10,154         $  10,325          $  (4,891)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets..........................          5,726             6,329              6,259
    Amortization of other assets...........................................          1,465             1,686              1,981
    Write-off of inventory step-up.........................................          1,746               -                  -
    Write down of property and equipment...................................            -                 600                -
    Provision (recovery) of bad debts......................................            451               440                (52)
    Noncash interest expense...............................................          1,182             1,187              1,706
    Write-off of deferred financing fees...................................            -                 -                3,010
    Noncash compensation...................................................            -                 -                5,177
    Deferred income taxes..................................................          1,656             1,922                551

 Changes in operating assets and liabilities, net of acquisition:

    Accounts receivable....................................................            683            (5,878)             1,194
    Inventories............................................................         (8,267)            2,917             (9,618)
    Prepaid and refundable income taxes....................................         (4,782)            1,477                700
    Accounts payable.......................................................            913               707              2,626
    Accrued expenses & other liabilities...................................           (893)            1,169              3,437
    Other--net.............................................................         (2,871)              930             (1,711)
                                                                                 ---------         ---------          ---------

           Net cash provided by operating activities.......................          7,163            23,811             10,369
                                                                                 ---------         ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition, net of cash acquired........................................            -              (1,728)               -
  Purchases of property and equipment--net.................................         (7,703)           (4,791)            (6,102)
                                                                                 ---------         ---------          ---------

           Net cash used in investing activities...........................         (7,703)           (6,519)            (6,102)
                                                                                 ---------         ---------          ---------


                              See notes to consolidated financial statements.

                                   ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                             STATEMENTS OF CONSOLIDATED CASH FLOWS - CONTINUED
                                              (IN THOUSANDS)

                                                                               FISCAL YEAR ENDED
                                                                -----------------------------------------------
                                                                JANUARY 27,       FEBRUARY 1,       JANUARY 31,
                                                                   1996              1997              1998
                                                                ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of new credit agreement-net.....................           -                 -              26,500
  Borrowings under old revolving credit facility...........         9,400            15,100               -
  Repayment of old revolving credit facility...............        (6,300)          (28,300)          (19,200)
  Repayments of long-term debt.............................        (2,325)           (3,850)          (46,325)
  Proceeds from exercise of stock options..................           -                  53               336
  Repayment of Subordinated Promissory Note................           -                 -              (9,575)
  Proceeds of Senior Notes.................................           -                 -             130,000
  Redemption of Old Preferred Stock........................           -                 -             (22,736)
  Repurchase of Old Common Stock...........................           -                 -             (92,262)
  Proceeds from sale of Units..............................           -                 -              26,667
  Issuance of New Common Stock.............................           -                 -              13,063
  Repayment of stockholder loans...........................           -                 -                 250
  Expenses related to the Recapitalization.................           -                 -             (11,889)
                                                                ---------         ---------         ---------
         Net cash (used in) provided by
            financing activities...........................           775           (16,997)           (5,171)
                                                                ---------         ---------         ---------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS....................................           235               295              (904)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR.......................................         1,333             1,568             1,863
                                                                ---------         ---------         ---------

CASH AND CASH EQUIVALENTS,
   END OF YEAR.............................................     $   1,568         $   1,863         $     959
                                                                ---------         ---------         ---------
                                                                ---------         ---------         ---------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest...................................     $   5,946         $   6,036         $  10,533
                                                                ---------         ---------         ---------
                                                                ---------         ---------         ---------
  Cash paid (received) for income taxes....................     $   9,834         $   3,484         $  (2,123)
                                                                ---------         ---------         ---------
                                                                ---------         ---------         ---------
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
  Fair value of assets acquired, excluding cash............                       $   3,049
  Liabilities assumed......................................                          (1,194)
  Expenses incurred........................................                            (127)
                                                                                  ---------
  Cash paid................................................                       $   1,728
                                                                                  ---------
                                                                                  ---------
  Promissory note issued...................................                       $     250
                                                                                  ---------
                                                                                  ---------
  Exchange of Old Preferred Stock into Units...............                                         $   3,333
                                                                                                    ---------
                                                                                                    ---------
  Redeemable Preferred Stock Issued in Lieu of Dividends...                                         $   3,033
                                                                                                    ---------
                                                                                                    ---------

                                 See notes to consolidated financial statements.

                                 ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                                             (IN THOUSANDS)

                                                                        Common Stock
                                                            --------------------------------------
                                          Preferred Stock          (Old)               (New)
                                         -----------------  ------------------  ------------------
                                         Class Class Class   Class Class Class  Class  Class Class
                                            A    B    C        A    B     C       A      B     C
                                         -----------------  ------------------  ------------------
Balance at January 29, 1995............  $  1  $  1  $ -    $ 58  $ 26  $ 17    $  -   $  -   $  -
Net income.............................
                                         ---------------------------------------------------------
Balance at January 27, 1996............     1     1    -      58    26    17       -      -      -
Exercise of stock options..............                              -
Net income.............................
                                         ---------------------------------------------------------
Balance at February 1, 1997............     1     1    -      58    26    17       -      -      -
Exercise of stock options..............                              5
Repurchase and exchange of Old
  Common Stock.........................                      (58)  (31)  (17)      2     19
Redemption and exchange of Old
  Preferred Stock......................    (1)   (1)
(26,025)
Common shares issued in
  Units Offering.......................                                                   4
Repayment of stockholder loans.........
Issuance of new common stock...........                                            1     13
Offering expenses attributable to the
  sale of common stock ................
Preferred stock dividends..............
Accretion of preferred stock...........
Net loss...............................
                                         ---------------------------------------------------------
Balance at January 31, 1998............     -     -    -       -     -     -     $ 3    $36      -
                                         ---------------------------------------------------------
                                         ---------------------------------------------------------
                                            Additional                 Loans
                                             Paid-in     Retained    Receivable-
                                             Capital     Earnings    Stockholders     Total
                                         ---------------------------------------------------
Balance at January 29, 1995............      $23,001     $      -     $  (250)      $ 22,854
Net income.............................                    10,154                     10,154
                                         ---------------------------------------------------
Balance at January 27, 1996............       23,001       10,154        (250)        33,008
Exercise of stock options..............           53                                      53
Net income.............................                    10,325                     10,325
                                         ---------------------------------------------------
Balance at February 1, 1997............       23,054       20,479        (250)        43,386
Exercise of stock options..............        5,507                                   5,512
Repurchase and exchange of Old
  Common Stock.........................       (8,563)     (85,440)                   (94,088)
Redemption and exchange of Old
  Preferred Stock......................      (19,998)      (6,025)
(26,025)
Common shares issued in
  Units Offering.......................          386                                     390
Repayment of stockholder loans.........                                   250            250
Issuance of new common stock...........       13,049                                  13,063
Offering expenses attributable to the
  sale of common stock ................         (632)                                   (632)
Preferred stock dividends..............                    (3,033)                    (3,033)
Accretion of preferred stock...........                      (187)                      (187)
Net loss...............................                    (4,891)                    (4,891)
                                         ---------------------------------------------------
Balance at January 31, 1998............      $12,803     $(79,097)          -       $(66,255)
                                         ---------------------------------------------------
                                         ---------------------------------------------------

                      See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT SHARE DATA)

1.  ACQUISITIONS

On January 28, 1995, Anvil Holdings, Inc. (the "Company") and its wholly-owned subsidiary, Anvil Knitwear, Inc. ("Anvil"), acquired the assets and assumed certain liabilities of the Anvil Knitwear division from McGregor Corporation ("McGregor") (the "Acquisition") for an aggregate purchase price of approximately $105,000, plus acquisition costs. The Acquisition was funded with the proceeds of $20,000 of preferred stock, $6,400 of common stock, $52,500 of long-term bank debt, $7,500 in subordinated notes and the balance with a revolving line of credit.

The Acquisition was a leveraged buyout transaction in which Culligan International Company ("Culligan"), an affiliate of McGregor, retained an ownership interest of approximately 30.6% in the common stock of the Company. Accordingly, in allocating the purchase price to the net assets acquired, the net assets were valued at the sum of (i) their carryover cost basis to the extent of 30.6% plus (ii) their estimated fair market values, to the extent of the new ownership interest of 69.4%. The excess of the purchase price over the estimated fair value of the net assets acquired, related to the new ownership interest, which amounted to approximately $23,000, was recognized as goodwill and is being amortized over a period of 35 years. The fair market value attributable to the interest in the net assets retained by the predecessor owner has been recorded as a reduction to stockholders' equity.

In connection with the Acquisition, the Company also acquired the entire ownership interest in Anvil s.r.o., an entity located in the Czech Republic. Concurrent with the Acquisition, the Company determined to close down the operations of Anvil s.r.o. and accordingly, provided for the estimated closedown costs in recording the assets acquired and liabilities assumed from the Acquisition.

On January 31, 1997, Anvil completed, through Cottontops Inc., a Delaware corporation ("Cottontops"), the acquisition of certain assets and assumption of certain liabilities of Cottontops, Inc., a North Carolina corporation, a marketer and distributor of activewear products which, prior to the acquisition, sold finished activewear products to the Company as well as directly into the retail market. The aggregate amount of consideration paid in this acquisition (including the Company's assumption of certain liabilities) totaled $3.5 million, and is subject to adjustments in certain circumstances. The acquisition has been accounted for using the purchase method of accounting. The Company began consolidating the results of operations of Cottontops effective February 2, 1997.

2.  RECAPITALIZATION AND REFINANCING

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

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000, 13% Senior Exchangeable Preferred Stock due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). The Senior Exchangeable Preferred Stock was recorded at $27,656 representing the proceeds of $30,000, less $390 allocated to the Class B common stock and $1,954 of expenses attributable to the Units offering. Additionally, on March 14, 1997, Anvil sold $130,000 of 10-7/8% Senior Notes due 2007 ("Senior Notes") in connection with the Recapitalization and repaid its borrowings under an existing credit agreement and entered into an Amended and Restated Credit Agreement ("New Credit Agreement"- See Note 8).

The net proceeds from the Units and Notes offerings and borrowings under the New Credit Agreement were used by the Company to: (i) redeem the outstanding common stock and preferred stock; (ii) repay the balance outstanding under the Old Credit Agreement; (iii) repay the subordinated debt; (iv) pay fees and expenses; (v) pay a management bonus; and (vi) pay amounts due in accordance with the Phantom Equity Plan (see Note 18).

During the year ended January 31, 1998, the Company recorded a special compensation charge of $10,915, which consists of the compensation recorded upon exercise of options by members of management, payment of a special transaction bonus to management and payments under a then existing equity buy-out plan to members of management.

The following summarizes the sources and uses of funds relating to the Recapitalization

SOURCES:                                             (in millions)
  Borrowings under the New Credit Agreement....       $      33.3
  Senior Notes due 2007........................             130.0
  Units........................................              26.7
  Equity Contribution..........................              13.1
  Other........................................                .6
                                                      -----------
              Total sources....................       $     203.7
                                                      -----------
                                                      -----------

USES:

  Repay borrowings under the Old Credit Agreement     $      61.1
  Repay the Subordinated Note...................              9.5
  Redeem or exchange the Old Preferred Stock....             22.7
  Repurchase shares of Old Common Stock.........             92.3
  Payment under the Phantom Equity Plan.........              5.3
  Payment of Management Bonus...................              0.5
  Fees and expenses.............................             12.3
                                                      -----------
              Total uses........................      $     203.7
                                                      -----------
                                                      -----------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS--The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children. The Company markets and distributes its products, under private label and brand names, primarily to wholesalers and screen printers, principally in the United States. The Company's operations are on a "52/53-week" fiscal year ending on the Saturday closest to January 31. The year ended February 1, 1997 includes 53 weeks.

BASIS OF PRESENTATION--The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of significant intercompany accounts and transactions.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all highly liquid investments with an original maturity of 90 days or less.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is being depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of the assets, ranging from 4 to 25 years. Leasehold improvements are amortized over the lesser of the estimated useful life or the term of the lease.

INVENTORIES--Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Cost of goods sold for the year ended January 27, 1996 includes approximately $1,746 of charges related to the initial allocation of purchase price to inventory in connection with the Acquisition.

INTANGIBLE ASSETS--Intangible assets of the Company consist of trademarks and goodwill. Trademarks are being amortized over their estimated useful life of 17 years. Goodwill is being amortized over the period of expected benefit of 35 years.

EVALUATION OF LONG-LIVED ASSETS--Long-lived assets are continually assessed for recoverability and particularly whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. There were no adjustments to the carrying amount of long-lived assets resulting from the Company's evaluation for any periods presented in the accompanying financial statements.

DEFERRED FINANCING FEES--Included in other assets are deferred financing fees (approximately $3,100 and $4,800 at February 1, 1997 and January 31, 1998, respectively), which are being amortized over approximately six years to coincide with the term of the underlying credit agreement.

INTEREST RATE SWAPS--Gains and losses related to interest rate swaps that qualify as hedges of existing liabilities are included in the carrying amount of those liabilities and are ultimately recognized in income as adjustments to the recorded interest expense. The Company does not hold or issue financial instruments for trading or speculative purposes.

REVENUE RECOGNITION--Revenue is recognized at the time merchandise is shipped. Allowances for sales returns and discounts are provided when sales are recorded.

INCOME TAXES--Income taxes have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes.

EARNINGS PER SHARE--Pro forma basic income (loss) per share is computed based upon the average outstanding shares attributable to the Class A Common and Class B Common shares after the Recapitalization, and assuming the Recapitalization took place at the beginning of the earliest period presented.

RECLASSIFICATIONS--To facilitate comparison with the current fiscal year, certain reclassifications have been made to prior year's financial statements.

4.  INVENTORIES

Inventories, valued at lower of cost or market, consist of the following:

                                            FEBRUARY 1,         JANUARY 31,
                                               1997                1998
                                               ----                ----

    Finished goods......................    $  21,545            $  22,505
    Work-in-process.....................        4,326                9,830
    Raw materials and supplies..........        6,600                9,754
                                            ---------            ---------
                                            $  32,471            $  42,089
                                            ---------            ---------
                                            ---------            ---------

5.  PROPERTY, PLANT AND EQUIPMENT

During the year ended February 1, 1997, the Company recorded a charge of $600 (equal to the amount by which the carrying value exceeded the fair value) for the disposal of certain fixed assets. Property plant and equipment consists of the following:

                                            FEBRUARY 1,          JANUARY 31,
                                               1997                 1998
                                               ----                 ----

    Land................................... $     882            $     849
    Buildings and improvements.............    15,034               14,763
    Machinery, equipment, furniture and
      fixtures.............................    34,895               40,567
                                            ---------            ---------
                                               50,811               56,179
    Less accumulated depreciation and
      amortization.........................   (11,981)             (17,990)
                                            ---------            ---------
                                            $  38,830            $  38,189
                                            ---------            ---------
                                            ---------            ---------
6.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                            FEBRUARY 1,          JANUARY 31,
                                               1997                 1998
                                               ----                 ----

    Trademarks--net of accumulated
       amortization of $572 and $858...     $   4,286            $   4,000
    Goodwill--net of accumulated
       amortization of $1,122 and $1,794       22,282               21,487
                                            ---------            ---------
                                            $ 26,568             $  25,487
                                            ---------            ---------
                                            ---------            ---------

7.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                            FEBRUARY 1,          JANUARY 31,
                                               1997                 1998
                                               ----                 ----


    Accrued wages and bonuses.......        $   3,044            $   3,273
    Accrued interest payable........              856                5,715
    Other...........................            6,230                6,361
                                            ---------            ---------
                                            $  10,130            $  15,349
                                            ---------            ---------
                                            ---------            ---------

8.  CREDIT AGREEMENTS

OLD CREDIT AGREEMENT--On January 30, 1995, Anvil entered into a Credit Agreement, amended on various dates through March 30, 1996 (the "Old Credit Agreement"), providing a $47,500 credit facility for revolving loans (with a sublimit for letters of credit of $5,000) and $52,500 of term loans, expiring January 30, 2001, subject to certain maximum levels of borrowing based upon asset levels.

Interest on direct borrowings had been payable at least quarterly, at either the Base Rate (8.25% at February 1, 1997) or at the Eurodollar Rate (5.6% at February 1, 1997), each plus an applicable margin, as defined, at the election of Anvil. Revolving loans under the credit facility at February 1, 1997 were $14,400, and the weighted average interest rate thereon was 8.0%.

The term loans (which aggregated $46,325 at February 1, 1997) were comprised of two tranches. Tranche A was a six-year term loan in the principal amount of $37,500 due quarterly in varying amounts from April 29, 1995 through February 3, 2001. Tranche B was a seven-year term loan in the principal amount of $15,000 due quarterly in variable amounts commencing April 29, 1995 through February 2, 2002.

All amounts under the Old Credit Agreement were repaid on March 14, 1997 in connection with the Recapitalization. See Note 12.

NEW CREDIT AGREEMENT--In March 1997, Anvil entered into an Amended and Restated Credit Agreement (the "New Credit Agreement") providing a $55,000 revolving credit facility, with a sublimit of $5,000 for letters of credit expiring March 14, 2002, subject to certain maximum levels of borrowings based upon asset levels. Anvil used $33,250 of the borrowings under the New Credit Agreement to finance a portion of the Recapitalization.

Anvil's borrowing availability under the revolving credit facility is based on a formula incorporating: (i) 85% of eligible receivables; (ii) 60% of eligible raw materials inventory; (iii) 50% of eligible finished goods inventory; and (iv) 50% of appraised equipment and real property (each as defined in the New Credit Agreement). Interest on borrowings under the revolving credit facility is payable at a rate equal to LIBOR or the Alternate Base Rate (defined as the higher of (i) the lender's prime rate and (ii) the Federal Funds rate plus 0.5%), each plus an applicable margin ranging from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Alternate Base Rate loans, determined based upon attainment of certain financial ratios. An annual commitment fee ranging from 0.31% to 0.50% is payable on the unused portion of the revolving credit facility.

The New Credit Agreement requires Anvil to comply with various covenants, including maintaining certain financial ratios, additional indebtedness, the payment of dividends, asset sales, acquisitions and mergers. Additionally, the net proceeds from certain asset sales must, in certain instances, be used to prepay borrowings under the credit facility. All borrowings under the credit facility are secured by substantially all the assets of Anvil including accounts receivable, inventories and property and equipment.

At January 31, 1998, the amount outstanding under the New Credit Agreement was $21,700 bearing interest at 7.97%. The weighted average interest rate on such debt during the year ended January 31, 1998 was approximately 7.88%. Since the Company anticipates continually refinancing amounts drawn down under the revolving credit facility through the expiration date of the credit facility (March 14, 2002), the amount outstanding under such facility has been classified as a long-term liability in the accompanying balance sheet at January 31, 1998.

The Company's long-term bank debt at February 1, 1997 and January 31, 1998 consisted of the following:

                                                 FEBRUARY 1,     JANUARY 31,
                                                    1997            1998
                                                    ----            ----

    Old Credit Agreement.....................     $46,325
    New Credit Agreement.....................                     $21,700
    Less current portion.....................      (4,850)            -
                                                  -------         -------
    Long-term portion........................     $41,475         $21,700
                                                  -------         -------
                                                  -------         -------

    Old Credit Agreement (revolving loans)...     $14,400
                                                  -------
                                                  -------

9.  SENIOR NOTES

On March 14, 1997, Anvil issued $130,000 of 10-7/8% Senior Notes (the "Senior Notes") due March 15, 2007 and received proceeds of $126,100 net of debt discount of $3,900. Interest on the notes is payable semiannually on March 15 and September 15. Prior to March 15, 2000, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes outstanding at a redemption price of 110%. The Company may redeem the Senior Notes at a redemption price of 105.438%, 103.625%, and 101.813% at any time during the 12-month period beginning on March 15, 2002, 2003 and 2004, respectively and at 100% thereafter.

The Senior Notes are senior unsecured obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company and PARI PASSU in right of payment with all existing and future senior indebtedness, including borrowings under the New Credit Agreement. The indenture relating to the Senior Notes contains certain covenants, including restrictions on additional indebtedness, certain asset sales, and the payment of dividends.

The Senior Notes are guaranteed by the Company and Cottontops, Inc.

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

10.  SUBORDINATED PROMISSORY NOTE

In connection with the Acquisition (see Note 1), the Company issued a subordinated promissory note (the "Note") to Culligan in the principal amount of $7,500, due January 30, 2005, or earlier upon a change in ownership, as defined. The Note was recorded at the fair value of the property received and the discount ($1,600 at February 1, 1997) was being amortized on a straight-line basis over the term of the Note. Principal and interest on the Note was prepaid on March 14, 1997. See Note 12.

11.  RELATED PARTY TRANSACTIONS

Concurrent with the Acquisition, the Company entered into a management agreement with Vestar, Citicorp Venture Capital, Ltd. ("CVC") and Culligan through January 2005, whereby Vestar provided advisory and consulting services to the Company and its subsidiaries, and CVC and Culligan, in turn, provided consulting services to Vestar, when requested in connection with the fulfillment by Vestar, of Vestar's obligation to the Company. In exchange for these services, the Company paid management fees aggregating $472 during the year ended February 1, 1997. Pursuant to the terms and conditions of the Recapitalization and the Units and Notes Offerings, the management agreement was terminated. In connection with the Acquisition, the Company paid transaction costs of approximately $1,563 to Vestar and $938 to CVC.

12.  EXTRAORDINARY ITEM

In connection with the repayment of the Subordinated Promissory Note (See
Note 10), the Company recorded an extraordinary loss of $1,585, before a tax benefit of $634 representing the balance of the unamortized debt discount. In connection with the repayment of the Old Credit Agreement (See Note 8), the Company recorded an extraordinary loss of $3,010 before a tax benefit of $1,204, to write off the balance of related deferred financing fees.

13.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                               YEAR ENDED
                                                             ----------------------------------------------
                                                             JANUARY 27,       FEBRUARY 1,      JANUARY 31,
                                                                1996              1997             1998
                                                                ----              ----             ----
Current:
   Federal..............................................      $  4,475          $  4,337        $ (3,335)
   State and local......................................           639               624            (477)
   Deferred.............................................         1,656             1,922             551
                                                              --------          --------        --------
                                                              $  6,770          $  6,883        $ (3,261)
                                                              --------          --------        --------
                                                              --------          --------        --------

Deferred income taxes (benefit), resulting from differences between accounting for financial statement purposes and accounting for tax purposes were as follows:

                                                                               YEAR ENDED
                                                             ----------------------------------------------
                                                             JANUARY 27,       FEBRUARY 1,      JANUARY 31,
                                                                1996              1997             1998
                                                                ----              ----             ----
   Depreciation........................................       $    331          $  2,268        $  1,215
   Expenses capitalized to inventory...................           (326)               57            (397)
   Amortization of goodwill............................          2,087               300             303
   Accretion of Subordinated Promissory Note...........            (80)              (80)            -
   Insurance reserves..................................            -                (240)            -
   Accrued expenses not deductible until paid..........           (356)             (383)             70
   Basis difference in Seller Note.....................            -                 -              (640)
                                                              --------          --------        --------
                                                              $  1,656          $  1,922        $    551
                                                              --------          --------        --------
                                                              --------          --------        --------

A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                                               YEAR ENDED
                                                             ----------------------------------------------
                                                             JANUARY 27,       FEBRUARY 1,      JANUARY 31,
                                                                1996              1997             1998
                                                                ----              ----             ----
Federal statutory tax rate..............................          35%               35%              35%
State and local taxes --net of

    Federal income tax benefit..........................           5                 5                5
                                                                ----               ---              ---
                                                                  40%               40%              40%
                                                                ----               ---              ---
                                                                ----               ---              ---

The tax effects of temporary differences that give rise to a significant portion of the deferred tax ssets and liabilities are presented below:

                                                    FEBRUARY 1,      JANUARY 31,
                                                       1997             1998
                                                       ----             ----
Deferred tax assets:
    Inventories...............................       $    583         $  1,583
    Trademarks................................            712              640
    Reserves not currently deductible.........            240              687
    Accounts receivable reserves and other....            806              240
                                                     --------         --------
         Total deferred tax assets............          2,341            3,150
                                                     --------         --------
Deferred tax liabilities:
    Property, plant and equipment.............         (1,268)          (2,683)
    Goodwill..................................         (2,339)          (2,570)
    Subordinated Promissory Note..............           (640)             -
                                                     --------         --------
          Total deferred tax liabilities......         (4,247)          (5,253)
                                                     --------         --------
    Net deferred tax liability................       $ (1,906)        $ (2,103)
                                                     --------         --------
                                                     --------         --------

   14.    INCOME (LOSS) PER SHARE

   Pro forma basic net income (loss) per share assumes issuance of shares in the Recapitalization had occurred at the beginning of Fiscal 1996 and is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, as follows :

                                                          FISCAL YEAR ENDED
                                                    ----------------------------
                                                    FEBRUARY 1,      JANUARY 31,
                                                       1997             1998
                                                       ----             ----
Net income (loss) attributable to
   common stockholders.........................      $  2,433         $(13,840)
                                                     --------         --------
                                                     --------         --------

Preference per Class A common share............      $  13.10         $  14.82
Net income (loss) per common share.............           .63            (3.57)
                                                     --------         --------

Net income per Class A common share............      $  13.72         $  11.25
                                                     --------         --------
                                                     --------         --------

Net income (loss) per Class B common share.....      $   0.63         $  (3.57)
                                                     --------         --------
                                                     --------         --------

The following table presents basic net income (loss) per share using the historical shares outstanding, and is computed by dividing net income (loss) applicable to each class of Common Stock by the actual average number of commons shares outstanding during the periods. Such computations do not give retroactive effect to the Recapitalization.

                                                                               FISCAL YEAR ENDED
                                                                  -----------------------------------------
                                                                  JANUARY 27,   FEBRUARY 1,      JANUARY 31,
                                                                     1996          1997             1998
                                                                     ----          ----             ----

       Net income (loss)....................................       $10,154         $ 10,325        $ (4,891)
       Less: preferred dividends............................          -                -             (2,805)
                Class A common preference...................          -                -             (3,021)
                                                                   --------        --------        ---------
       Net income (loss) applicable to common stockholders..       $10,154         $ 10,325        $(10,717)
                                                                   --------        --------        ---------
                                                                   --------        --------        ---------
       Preference per Class A common share..................           -               -            $   9.67
       Net income (loss) per common share (all classes)            $  1.01         $   1.02            (2.35)
                                                                   --------        --------          --------
                                                                   --------        --------          --------
       Net income per Class A common share..................                                         $   7.32
                                                                                                     --------
                                                                                                     --------

        Net income (loss) per Class B common share..........                                         $  (2.35)
                                                                                                     --------
                                                                                                     --------
Weighted average shares used in computation
   of basic income (loss) per share:
             Class A Common                                                                              928
                                                                                                    --------
                                                                                                    --------
             Class B Common                                                                            3,633
                                                                                                    --------
                                                                                                    --------
            Old Common Stock (all classes)                           10,080          10,080
                                                                   --------          ------
                                                                   --------          ------

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In March 1995, Anvil entered into interest rate swap agreements for an aggregate notional amount of $25,000 to manage its interest rate risk. Under these interest rate swaps, Anvil receives interest at LIBOR, reset quarterly, and pays interest at the weighted average fixed rate of 7.3%. Interest payments and receipts commenced September 1995 and occur quarterly. The swap agreements have terms of three and five years. The Company does not hold or issue financial instruments for trading purposes.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to swap agreements, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The fair value of interest rate swaps at February 1, 1997 and January 31, 1998 is approximately $705 and $534, respectively and reflects the estimated amount that the Company would pay to terminate the contracts at such dates. The fair value information has been obtained from dealer quotations.

The carrying amounts of all other financial instruments reported in the accompanying consolidated balance sheets approximate their fair value. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

16.    EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the "Plan") under which eligible employees may contribute up to 16%, subject to certain limitations, of their compensation. The Company matches 100% of the contributions up to the first 3% and 50% of the next 3%. During the years ended February 1, 1997 and January 31, 1998, the Company made contributions to the Plan aggregating $1,059 and $1,011, respectively.

17.  OLD CAPITAL STRUCTURE

All shares of the following preferred and common stocks under the old capital structure were redeemed or exchanged in connection with the Recapitalization. The components of preferred and common stock at February 1, 1997 were as follows:

                                                                    FEBRUARY 1,
                                                                       1997
                                                                       ----
PREFERRED STOCK:
  12.5% Class A, $.01 par value, authorized 205,010 shares;
     cumulative, 129,854 shares issued and outstanding;
     aggregate liquidation value of  $16,575................         $    1
  12.5% Class B, $.01 par value, authorized 70,420 shares;
     cumulative, convertible; 70,416 shares issued and
     outstanding; aggregate liquidation value $9,007........              1
  12.5% Class C, $.01 par value, authorized 5,000 shares;
     cumulative, convertible; none issued...................             -
                                                                      -----
                                                                      $   2
                                                                      -----
                                                                      -----
OLD COMMON STOCK:
  Class A, par value $.01 per share, authorized 10,600,000
      shares, 5,755,000 shares issued and outstanding.......          $  58
  Class B, par value $.01 per share, authorized 3,200,000
      shares; convertible; 2,675,000 shares issued
      and outstanding.......................................             26
  Class C, par value $.01 per share, authorized 1,650,000
      shares; convertible; 1,650,000 shares issued
      and outstanding.......................................             17
                                                                      -----
                                                                      $ 101
                                                                      -----
                                                                      -----

OLD PREFERRED STOCK--The Company's three classes of preferred stock: Class A, Class B and Class C (collectively the "Old Preferred Stock") accrued dividends at 12.5% on the sum of the liquidation value ($100 per share) plus accumulated and unpaid dividends thereon, compounded quarterly. The Old Preferred Stock was redeemable, in whole or in part, at the option of the Company at the liquidation value, plus the accumulated unpaid dividends thereon. At February 1, 1997 dividends in arrears on the Old Preferred Stock amounted to $5,582.

OLD COMMON STOCK --The Company had three classes of old common stock: Class A, Class B and Class C. Holders of Class A common stock were entitled to one vote per share, while holders of Classes B and C had no voting rights except in special circumstances.

Certain members of management obtained loans from the Company to partially finance the purchase of common and preferred stock. Such loans bore interest at 7.19%, were due January 30, 2002 and are classified as a reduction to stockholders' equity. Management repaid the above loans including accrued interest, as part of the Recapitalization.

18.  NEW CAPITAL STRUCTURE

REDEEMABLE PREFERRED STOCK--In connection with the Units Offering, in March 1997, the Company issued 1,200,000 shares of 13% Senior Exchangeable Preferred Stock ("Redeemable Preferred Stock") due 2009. Total shares authorized are 2,300,000. Dividends accrue quarterly at 13% on the sum of the liquidation value ($25 per share) plus accumulated and unpaid dividends thereon. Through March 15, 2002 the Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Redeemable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all but not less than all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 ("Exchange Debentures"). The Redeemable Preferred Stock or the Exchange Debentures, if issued, will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002, at the redemption price of 101% of the liquidation preference or aggregate principal amount thereof (as the case may be), plus, in the case of the Redeemable Preferred Stock, an amount equal to all accumulated and unpaid dividends per share to the date of purchase, or in the case of the Exchange Debentures, an amount equal to all accumulated and unpaid interest thereon to the date of purchase. On March 15, 2009, the Company is required to redeem all outstanding shares of the Redeemable Preferred Stock at an amount equal to the liquidation preference and all accumulated and unpaid dividends. The Redeemable Preferred Stock was recorded at an amount equal to the proceeds (net of discounts) less an amount attributable to the Class B Common Stock issued in Connection with the Units Offering.

The Class A Common Stock accretes liquidation value at the rate of 12.5% per annum, compounded quarterly, payable in shares of Class A Common Stock.

Holders of Class B Common Stock are entitled to one vote per share on all matters to be voted on by stockholders, while holders of Class A Common Stock and Class C Common Stock have no right to vote on any matters except in special circumstances, such as a merger, consolidation, recapitalization or reorganization of the Company.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 121,304 shares ($3,033 liquidation value) through the year ended January 31, 1998.

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

19.  STOCK OPTION PLAN AND AGREEMENTS

OLD STOCK OPTION PLAN--The Company had a stock option plan (the "Old Stock Option Plan") pursuant to which options to purchase 600,000 shares of common stock were granted to certain senior executives ("Management Investors") as of February 1, 1995 at an exercise price of $.64 per share, the fair market value at date of grant. Such options became exercisable upon the attainment of certain milestones or other events, as defined. At January 27, 1996, options to purchase 75,000 shares at $.64 per share were exercisable, all of which were exercised during the year ended February 1, 1997. At February 1, 1997, an additional 75,000 options were exercisable at $.64 per share. In March 1997, in connection with the Recapitalization, the remaining 450,000 management options vested and were immediately exercised along with the other 75,000 exercisable options, at which time all Class A and Class B stockholders including optionees, received $10.50 per share of common stock. The 525,000 options had a value of $5,200 at the date of exercise, were charged to compensation expense with a corresponding credit to stockholders' equity in the year ending January 31, 1998.

NEW STOCK OPTION PLAN--During fiscal 1997, the Company adopted a stock option plan which authorizes the granting of options for approximately 5.0% of the outstanding Class B Common Stock on a fully diluted basis (the "New Stock Option Plan"). The options under the New Stock Option Plan may be granted to certain members of management and key employees and are subject to time and performance vesting provisions. The exercise price of such options is the fair market value of the Common Stock as of the date of grant. Options to purchase 90,000 shares were granted to certain officers and key employees on May 29, 1997 at an exercise price of $1 per share, the fair value at date of grant. These options (none of which are exercisable) are outstanding at January 31, 1998. The weighted average fair value of options granted in fiscal 1997 was $1.00. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the effect on the Company's results of operations would have been less than $10, with is immaterial to the financial statements. The SFAS 123 method of accounting has not been applied to options granted under the Old Stock Option Plan since all options under that Plan have been exercised in connection with the Recapitalization.

PHANTOM EQUITY PLAN--As provided for in the "Phantom Equity Plan" upon sale of the Company or under certain other circumstances, certain Management Investors were to be paid 5% of the excess of the aggregate sale price over $100,000. In connection with the Recapitalization, these Management Investors were paid $5,300 in accordance with the Phantom Equity Plan at which time the Phantom Equity Plan was terminated. The $5,300 was charged to expense as "special compensation" in the year ended January 31, 1998. See Note 2.

20.  COMMITMENTS AND CONTINGENCIES

LEASES--The Company is obligated under various leases for equipment, office space and distribution facilities which expire at various dates through 2002. Future minimum rental commitments under noncancelable operating leases, with terms in excess of one year, are as follows:

Fiscal Year Ending:
   1999..........................................       $    1,165
   2000..........................................              935
   2001..........................................              719
   2002..........................................              556
   2003..........................................              267
                                                        ----------
        Total....................................       $    3,642
                                                        ----------
                                                        ----------

Rental expense for the years ended January 27, 1996, February 1, 1997 and January 31, 1998, was $755, $620 and $956, respectively.

LITIGATION--The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company.

Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility. In 1990, Winston Mills, Inc., a subsidiary of McGregor, entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning such contamination. Since that time, McGregor has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to the DEHNR with respect to the contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates range from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan, an affiliate of McGregor, has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the Acquisition. This indemnity is guaranteed by Culligan and by Astrum (now known as Samsonite Corporation) in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR and the Company was not successful in obtaining indemnification for the clean-up from either McGregor, Culligan or Astrum.

McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Astrum have also guaranteed McGregor's obligations under these indemnities.

EMPLOYMENT AGREEMENTS--The Company has entered into employment agreements which currently expire January 31, 2000, with annual renewals thereafter, with certain senior executives providing for minimal annual compensation, plus bonuses equal to 4% of the Company's annual profits, as defined. At January 31, 1998, the aggregate minimum obligation under the remaining terms of these employment agreements is approximately $1,930. If an executive is terminated without cause, or if the executive terminates his employment under certain circumstances, as provided, the Company is liable for termination payments through the end of the agreement. Additionally, under certain circumstances, the Company may be liable for additional termination benefits up to a period not exceeding two years.

21.   SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                                                 ANVIL KNITWEAR, INC.                  COTTONTOPS, INC.
                                                             -----------------------------       -----------------------------
                                                             FEBRUARY 1,       JANUARY 31,       FEBRUARY 1,       JANUARY 31,
                                                                1997              1998              1997              1998
   Current assets....................................         $  68,208        $  78,473          $  2,671          $ 3,825
                                                              ---------        ---------          --------          -------
                                                              ---------        ---------          --------          -------
   Total assets......................................         $ 136,832        $ 147,113          $  3,100          $ 4,166
                                                              ---------        ---------          --------          -------
                                                              ---------        ---------          --------          -------

   Current liabilities...............................         $  38,740        $  27,335          $  1,403          $   550
                                                              ---------        ---------          --------          -------
                                                              ---------        ---------          --------          -------
   Long-term liabilities.............................         $  46,837        $ 154,641          $  1,202          $ 1,854
                                                              ---------        ---------          --------          -------
                                                              ---------        ---------          --------          -------
   Total liabilities.................................         $  85,577        $ 181,976          $  2,605          $ 2,404
                                                              ---------        ---------          --------          -------
                                                              ---------        ---------          --------          -------
   Stockholder's equity (deficiency).................         $  51,255        $ (34,863)         $    495          $ 1,762
                                                              ---------        ---------          --------          -------
                                                              ---------        ---------          --------          -------

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                         ANVIL KNITWEAR, INC.             COTTONTOPS, INC.
                               ---------------------------------------    ----------------
                                             YEAR ENDED                      YEAR ENDED
                               ---------------------------------------    ----------------
                               JANUARY 27,    FEBRUARY 1,   JANUARY 31,      JANUARY 31,
                                  1996           1997          1998             1998
                                  ----           ----          ----             ----
Net sales..............         $ 193,389      $ 204,154     $ 214,867        $   3,731
                                ---------      ---------     ---------        ---------
                                ---------      ---------     ---------        ---------
Operating income (loss)         $  25,152      $  24,705     $  12,732        $    (222)
                                ---------      ---------     ---------        ---------
                                ---------      ---------     ---------        ---------
Interest expense.......         $   7,662      $   6,725     $  16,415              -
                                ---------      ---------     ---------        ---------
                                ---------      ---------     ---------        ---------
Net income (loss)......         $  10,864      $  11,037     $  (4,818)       $    (131)
                                ---------      ---------     ---------        ---------
                                ---------      ---------     ---------        ---------

Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed the Series A Senior Notes and the Series B Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holding's only direct subsidiary. In addition to Cottontops, Anvil has three other non-guarantor direct subsidiaries: Anvil (Czech), Inc., a Delaware corporation, A.K.H., S.A., organized in Honduras and Livna, Limitada organized in El Salvador, one non-guarantor indirect subsidiary, Anvil s.r.o., organized in the Czech Republic (a direct subsidiary of Anvil (Czech), Inc.) (collectively, the "Non-Guarantor Subsidiaries"). Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          FISCAL 1997                                  FISCAL 1996
                                        --------------------------------------------    -----------------------------------------
                                                            QUARTER                                      QUARTER
                                        --------------------------------------------    -----------------------------------------
                                         FIRST        SECOND      THIRD       FOURTH    FIRST       SECOND      THIRD      FOURTH
                                         -----        ------      -----       ------    -----       ------      -----      ------
Net sales..........................     $60,288      $51,745     $53,708     $49,126   $58,552     $56,678     $44,144     $44,780
Gross profit.......................      14,429       12,031      10,982       9,934    11,716      13,268      10,243      12,114
Operating profit (loss)............      (2,864)       6,318       4,845       4,433     6,237       8,228       4,854       5,386
Income (loss) before extra-
  ordinary item....................      (3,710)       1,222         341          13     2,448       3,762       1,876       2,239
Net income (loss)..................      (6,467)       1,222         341          13     2,448       3,762       1,876       2,239

Basic Income (loss) per share:
  Class A Common Stock:
     Income (loss) before extra-
       ordinary item...............      $(0.82)       $2.98       $2.87       $2.89     $0.24       $0.37       $0.19       $0.22
                                         -------     -------     -------     -------   -------     -------     -------     -------
                                         -------     -------     -------     -------   -------     -------     -------     -------
      Net income...................      $(1.42)       $2.98       $2.87       $2.89     $0.24       $0.37       $0.19       $0.22
                                         -------     -------     -------     -------   -------     -------     -------     -------
                                         -------     -------     -------     -------   -------     -------     -------     -------
   Class B Common Stock:
     Income (loss) before extra-
       ordinary item...............      $(0.82)     $(0.14)     $(0.35)     $(0.44)     $0.24       $0.37       $0.19       $0.22
                                         -------     -------     -------     -------   -------     -------     -------     -------
                                         -------     -------     -------     -------   -------     -------     -------     -------
     Net Income....................      $(1.42)     $(0.14)     $(0.35)     $(0.44)     $0.24       $0.37       $0.19       $0.22
                                         -------     -------     -------     -------   -------     -------     -------     -------
                                         -------     -------     -------     -------   -------     -------     -------     -------

Pro forma basic Income (loss) per share:
  Class A Common Stock:
     Income (loss) before extra-
       ordinary item...............        $2.03       $3.39       $3.26       $3.28     $3.27       $3.69       $3.29       $3.48
                                         -------     -------     -------     -------   -------     -------     -------     -------
                                         -------     -------     -------     -------   -------     -------     -------     -------
      Net income...................        $1.32       $3.39       $3.26       $3.28     $3.27       $3.69       $3.29       $3.48
                                         -------     -------     -------     -------   -------     -------     -------     -------
                                         -------     -------     -------     -------   -------     -------     -------     -------
   Class B Common Stock:
     Income (loss) before extra-
       ordinary item...............      $(1.51)     $(0.25)     $(0.50)     $(0.60)     $0.15       $0.47     $(0.03)       $0.04
                                         -------     -------     -------     -------   -------     -------     -------     -------
                                         -------     -------     -------     -------   -------     -------     -------     -------
     Net Income....................      $(2.22)     $(0.25)     $(0.50)     $(0.60)     $0.15       $0.47     $(0.03)       $0.04
                                         -------     -------     -------     -------   -------     -------     -------     -------
                                         -------     -------     -------     -------   -------     -------     -------     -------


                                                       SCHEDULE II

                                            ANVIL HOLDINGS, INC. AND SUSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS

                                                    Balance at       Charged to    Charged to                      Balance at
                                                    Beginning        costs and       other                           end of
                 Description                         of year         expenses      accounts       Deductions          year
                 -----------                         -------         --------      --------       ----------          ----
Year ended January 27, 1996
  Allowance for doubtful accounts...............      $  733         $  435                          $  717(a)       $  451
                                                      ------         ------                          ------          ------
                                                      ------         ------                          ------          ------

Year ended February 1, 1997
  Allowance for doubtful accounts...............      $  451         $  440                          $   17(a)       $  874
                                                      ------         ------                          ------          ------
                                                      ------         ------                          ------          ------

Year ended January 31, 1998
  Allowance for doubtful accounts...............      $  874         $  400                          $  452(a)       $  822
                                                      ------         ------                          ------          ------
                                                      ------         ------                          ------          ------

   -----------------------
    (a)   Accounts written off as uncollectible.
