Form 10-Q
period 1998-05-02
ANVIL HOLDINGS INC
filed 1998-06-15
CIK 1038274

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549


                                     FORM 10-Q


                  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



                     For the Quarterly Period Ended May 2, 1998

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

                         Yes  /X/       No  / /

At June 15, 1998, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                                ANVIL HOLDINGS, INC.

                                 TABLE OF CONTENTS



                                                                           PAGE


PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of May 2, 1998 (Unaudited)
          and January 31, 1998 . . . . . . . . . . . . . . . . . . . . . . .3

          Unaudited Consolidated Statements of Operations for the
          Fiscal Quarters Ended May 2, 1998 and May 3, 1997. . . . . . . . .4


     Unaudited Consolidated Statements of Cash Flows for the
     Fiscal Quarters Ended May 2, 1998 and May 3, 1997 . . . . . . . . . . .5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . 10


PART II.  OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . 16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . 16

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . 16

SIGNATURES. . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In Thousands, Except Share Data)

                                                              MAY 2,       JANUARY 31,
                                                               1998           1998*
                                                            ----------     ----------
                    ASSETS                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $  1,532     $      959
  Accounts receivable, less allowance for
   doubtful accounts of $909 and $822                           37,710         27,271
  Inventories                                                   45,326         42,089
  Prepaid and refundable income taxes                            3,910          4,640
  Deferred income taxes                                          2,510          2,510
  Prepaid expenses and other current assets                      1,093          1,004
                                                            ----------     ----------

              Total current assets                              92,081         78,473
PROPERTY, PLANT AND EQUIPMENT Net                               38,025         38,189
INTANGIBLE ASSETS Net                                           25,237         25,487
OTHER ASSETS                                                     4,785          4,964
                                                            ----------     ----------
                                                            $  160,128     $  147,113
                                                            ----------     ----------
                                                            ----------     ----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable                                           $  12,067      $  11,986
  Accrued expenses and other current liabilities                12,681         15,349
  Current portion of long-term debt                             11,300              -
                                                            ----------     ----------

              Total current liabilities                         24,748         27,335
                                                            ----------     ----------
LONG-TERM BANK BORROWINGS                                       25,000         21,700
                                                            ----------     ----------
10-7/8% SENIOR NOTES                                           126,543        126,445
                                                            ----------     ----------
DEFERRED INCOME TAXES                                            4,613          4,613
                                                            ----------     ----------
OTHER LONG-TERM OBLIGATIONS                                      1,965          1,883
                                                            ----------     ----------
REDEEMABLE PREFERRED STOCK
     (Liquidation value, $34,691 and $33,605)                   32,537         31,392
                                                            ----------     ----------
STOCKHOLDERS' DEFICIENCY:
  Common stock:
      Class A, $.01 par value, 12.5% cumulative;
        authorized 500,000 shares, issued and outstanding:
        290,000  (aggregate liquidation value, $33,350
        and $32,333)                                                 3              3
      Class B, $.01 par value, authorized 7,500,000
        shares; issued and outstanding: 3,590,000 shares            36             36
      Class C, $.01 par value; authorized 1,400,000 shares;
        none  issued
    Additional paid-in capital                                  12,803         12,803
    Retained earnings (deficit)                                (79,420)       (79,097)
                                                            ----------     ----------
Total stockholders' deficiency                                 (66,578)       (66,255)
                                                            ----------     ----------
                                                            $  160,128     $  147,113
                                                            ----------     ----------
                                                            ----------     ----------
* Derived from audited financial statements.

                  See notes to consolidated financial statements.


                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                              FOR THE QUARTER ENDED
                                                            -------------------------
                                                               MAY 2,         MAY 3,
                                                               1998           1997
                                                            ----------     ----------
                                                                    (Unaudited)
NET SALES                                                   $   64,892     $   60,288
COST OF GOODS SOLD                                              51,831         45,859
                                                            ----------     ----------
       Gross profit                                             13,061         14,429
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      6,892          6,128
SPECIAL COMPENSATION                                                 -         10,915
AMORTIZATION OF INTANGIBLE ASSETS                                  250            250
                                                            ----------     ----------

     Operating income (loss)                                     5,919         (2,864)

OTHER INCOME (EXPENSE):
    Interest expense                                            (4,268)        (3,142)
    Interest income and other expense net                         (281)          (178)
                                                            ----------     ----------
Income (loss) before provision (benefit) for
  income taxes and extraordinary item                            1,370         (6,184)
PROVISION (BENEFIT) FOR INCOME TAXES                               548         (2,474)
                                                            ----------     ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            822         (3,710)

EXTRAORDINARY ITEM - Loss on extinguishment
    of  debt (net of tax benefit of  $1,838)                         -         (2,757)
                                                            ----------     ----------

NET INCOME (LOSS)                                                  822         (6,467)
Less:   Preferred Stock  dividends (historical/pro forma)       (1,075)          (975)
           Common A preference (historical/pro forma)           (1,010)          (906)
                                                            ----------     ----------
NET INCOME (LOSS ) ATTRIBUTABLE TO
    COMMON STOCKHOLDERS                                     $   (1,280)    $   (8,348)
                                                            ----------     ----------
                                                            ----------     ----------
BASIC INCOME (LOSS) PER COMMON SHARE
Class A Common Stock:
   Income before extraordinary item                             $ 3.15          $1.68
   Extraordinary item                                                -          (0.71)
                                                                ------         ------
   Net income                                                   $ 3.15         $ 0.97
                                                                ------         ------
                                                                ------         ------
Class B Common Stock:
   (Loss) before extraordinary item                             $(0.33)        $(1.44)
   Extraordinary item                                             -             (0.71)
\                                                               ------         ------
   Net (loss)                                                   $(0.33)        $(2.15)
                                                                ------         ------
                                                                ------         ------
Weighted average shares used in computation of
  basic income (loss) per share:
  Class A Common                                                   290            290
                                                                ------         ------
                                                                ------         ------
  Class B Common                                                 3,590          3,590
                                                                ------         ------
                                                                ------         ------

                  See notes to consolidated financial statements.

                        ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                              FOR THE QUARTER ENDED
                                                            -------------------------
                                                               MAY 2,         MAY 3,
                                                               1998           1997
                                                            ----------     ----------
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                       $      822     $   (6,467)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets                1,681          1,678
    Amortization of other assets                                   527            461
    Noncash interest expense                                         -          1,827
    Write-off of deferred financing fees                             -          3,010
    Noncash compensation                                             -          5,177
Changes in operating assets and liabilities,
 net of acquisition:
    Accounts receivable                                        (10,426)        (4,411)
    Inventories                                                 (3,237)         2,146
    Prepaid and refundable income taxes                            730         (2,487)
    Accounts payable                                                81            737
    Accrued expenses & other liabilities                        (2,668)         2,526
    Current portion of long-term debt                           11,300
    Other net                                                       (6)        (2,465)
                                                            ----------     ----------
           Net cash (used in)  provided by
             operating activities                               (1,196)         1,732
                                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment-net                     (1,531)        (1,231)
                                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving credit agreement-net             3,300         26,500
     Repayment of old revolving credit facility                      -        (14,400)
     Repayments of long-term debt                                    -        (46,325)
     Repayment of Subordinated Promissory Note                       -         (9,575)
     Proceeds of Senior Notes                                        -        130,000
     Redemption of Old Preferred Stock                               -        (22,736)
     Repurchase of Old Common Stock                                  -        (92,262)
     Proceeds from sale of Units                                     -         26,667
     Exercise of stock options                                       -            336
     Issuance of New Common Stock                                    -         13,063
     Repayment of stockholder loans                                  -            250
     Expenses related to the Recapitalization                        -        (12,477)
                                                            ----------     ----------
         Net cash (used in) provided by
              financing activities                               3,300           (959)
                                                            ----------     ----------

INCREASE (DECREASE) IN CASH                                        573           (458)
CASH, BEGINNING OF YEAR                                            959          1,863
                                                            ----------     ----------
CASH, END OF YEAR                                           $    1,532     $    1,405
                                                            ----------     ----------
                                                            ----------     ----------


                  See notes to consolidated financial statements.

                   ANVIL HOLDINGS, INC. AND SUBSIDIARIES             FORM 10-Q
                UNAUDITED NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                       Amounts in Thousands, Except Share Data

NOTE 1 -BUSINESS/PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended May 2, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999 or any other period. The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended January 31, 1998.

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

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of $30,000, 13% Senior Exchangeable Preferred Stock due 2009, and 390,000 shares of Class B Common (the "Units Offering"). Additionally, on March 14, 1997, Holdings' wholly-owned subsidiary, Anvil Knitwear, Inc. ("Anvil") sold $130,000 of 10 7/8% Senior Notes due 2007 ("Senior Notes"), guaranteed by Holdings and Cottontops, Inc. ("Cottontops") an operating domestic subsidiary of Anvil. The net proceeds from the Units and Notes offerings and borrowings under the New Credit Agreement (see below) were used by the Company to: (i) redeem or repurchase the outstanding common stock and preferred stock;
(ii) repay the balance outstanding under a then existing credit facility ("Old Credit Agreement"); (iii) repay the subordinated debt; (iv) pay fees and expenses; (v) pay a management bonus; and (vi) pay amounts due in accordance with a previously-existing equity buy-out plan.

Concurrently with the Recapitalization, the Company repaid its borrowings under the Old Credit Agreement and entered into an Amended and Restated Credit Agreement ("New Credit Agreement") providing a $55,000 revolving credit facility, with a sublimit of $5,000 for letters of credit, expiring March 14, 2002, subject to certain maximum levels of borrowings based upon asset levels. The Company used $33,250 of the borrowings under the New Credit Agreement to finance a portion of the Recapitalization. The Company has classified $25,000 and $21,700 of the revolving credit borrowings as long-term liabilities in the accompanying balance sheets at May 2, 1998 and January 31, 1998, respectively, representing, at the respective balance sheet dates, amounts the Company anticipates continually refinancing.

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

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 164,245 shares ($4,106 liquidation value) through the period ended May 2, 1998.

During the quarter ended May 3, 1997, the Company recorded an extraordinary charge of $2,757, after an applicable income tax benefit, as a result of losses incurred in connection with certain of the above refinancing transactions.

NOTE 3 - RECENT EXCHANGE OFFERS

Holdings completed an exchange offer which expired August 26, 1997 (as extended), pursuant to which its 13% Series A Senior Exchangeable Preferred Stock was exchanged on a share-for-share basis for its 13% Series B Senior Exchangeable Preferred Stock, due 2009. Pursuant to the exchange offer, 1,198,566 shares ($29,964 liquidation value) were validly tendered and exchanged.

Anvil completed an exchange offer which expired August 22, 1997, pursuant to which its 10-7/8% Series A Senior Notes were exchanged on a dollar-for-dollar basis for its 10-7/8% Series B Senior Notes, due 2007. Pursuant to the exchange offer, $129,000 principal amount were validly tendered and exchanged.

The terms and conditions of the aforementioned Series B securities are substantially identical to the Series A securities for which they were exchanged, except that the Series B securities have been registered under the Securities Act of 1933, as amended.


NOTE 4 - SPECIAL COMPENSATION

In connection with the Recapitalization and refinancings effected during the fiscal year ended January 31, 1998, the Company made significant compensatory payments to members of management during the quarter ended May 3, 1997. Such amounts related to compensation earned by members of management upon exercise of options, a special transaction bonus and payments under a then existing equity buy-out plan. These payments aggregated $10,915, and are considered by management to be nonrecurring in nature.


NOTE  5  -  INVENTORIES

Inventories at May 2, 1998 and January 31, 1998 consisted of the following:

                                 May 2, 1998    January 31, 1998
                                 -----------    ----------------

     Finished goods                $23,021          $22,505
     Work-in-process                10,240            9,830
     Raw materials & supplies       12,065            9,754
                                   -------          -------
                                   $45,326          $42,089
                                   -------          -------
                                   -------          -------

NOTE 6 - INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based upon the average outstanding shares attributable to the Class A and Class B Common stock. For the quarter ended May 3, 1997, the amounts assume the Recapitalization took place at the beginning of period. The following is a computation of basic net income (loss) per share for the quarter ended May 3, 1997 using the historical shares outstanding, and is computed by dividing net income (loss) applicable to each class of Common Stock by the actual average number of common shares outstanding
during the period   Such computation does not give retroactive effect to the
Recapitalization.

                                                     Quarter Ended
                                                        May 3,
                                                         1997
                                                     -------------

     Net income (loss)                                  $(6,467)
     Preferred stock dividends                                -
     Common A preference                                      -
                                                        -------
     Net loss attributable to common stockholders       $(6,467)
                                                        -------
                                                        -------
     Class A Common:
     Loss before extraordinary item                     $ (0.82)
                                                        -------
                                                        -------

     Net loss                                           $ (1.42)
                                                        -------
                                                        -------

     Class B Common:
     Loss before extraordinary item                     $ (0.82)
                                                        -------
                                                        -------
     Net loss                                           $ (1.42)
                                                        -------
                                                        -------

     Weighted average shares outstanding:
       Class A Common                                       928
                                                        -------
                                                        -------

       Class B Common                                     3,633
                                                        -------
                                                        -------

NOTE 7 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                                ANVIL KNITWEAR, INC.            COTTONTOPS, INC.
                                             -------------------------     -------------------------
                                                MAY 2,      JANUARY 31,       MAY 2,       JANUARY 31,
                                                1998           1998           1998            1998
                                             ----------     ----------     ----------        -------
     Current assets                          $   92,081     $   78,473     $    2,954        $ 3,825
                                             ----------     ----------     ----------        -------
                                             ----------     ----------     ----------        -------
     Total assets                            $  160,128     $  147,113     $    3,268        $ 4,166
                                             ----------     ----------     ----------        -------
                                             ----------     ----------     ----------        -------
     Current liabilities                     $   24,748     $   27,335     $      626        $   550
                                             ----------     ----------     ----------        -------
                                             ----------     ----------     ----------        -------
     Long-term liabilities                   $  169,421     $  154,641     $    1,074        $ 1,854
                                             ----------     ----------     ----------        -------
                                             ----------     ----------     ----------        -------
     Total liabilities                       $  194,169     $  181,976     $    1,700        $ 2,404
                                             ----------     ----------     ----------        -------
                                             ----------     ----------     ----------        -------
     Stockholder's equity (deficiency)       $  (34,041)    $  (34,863)    $    1,568        $ 1,762
                                             ----------     ----------     ----------        -------
                                             ----------     ----------     ----------        -------

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                                ANVIL KNITWEAR, INC.             COTTONTOPS, INC.
                                             -------------------------       -----------------------
                                                   QUARTER ENDED                  QUARTER ENDED
                                             -------------------------       -----------------------
                                               MAY 2,         MAY 3,          MAY 2,         MAY 3,
                                                1998           1997            1998           1997
                                             ----------     ----------       --------       --------
     Net sales                               $   64,892     $   60,288       $    832       $    628
                                             ----------     ----------       --------       --------
                                             ----------     ----------       --------       --------
     Operating income (loss)                 $    5,919     $   (2,864)      $    106       $   (152)
                                             ----------     ----------       --------       --------
                                             ----------     ----------       --------       --------
     Interest expense                        $    4,268     $    3,142              -              -
                                             ----------     ----------       --------       --------
                                             ----------     ----------       --------       --------
     Net income (loss)                       $      822     $   (6,467)      $     96       $    (56)
                                             ----------     ----------       --------       --------
                                             ----------     ----------       --------       --------

Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed the Series A Senior Notes and the Series B Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holdings' only direct subsidiary. In addition to Cottontops, Anvil has three other non-guarantor direct subsidiaries: Anvil (Czech), Inc., a Delaware corporation, A.K.H., S.A., organized in Honduras and Livna, Limitada organized in El Salvador, one non-guarantor indirect subsidiary, Anvil s.r.o., organized in the Czech Republic (a direct subsidiary of Anvil (Czech), Inc.) (collectively, the "Non-Guarantor Subsidiaries"). Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has been able to lessen the effect of pricing pressures by: (i) continuing to emphasize new higher priced products; (ii) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and (iii) moving a portion of its sewing operations offshore to take advantage of lower wage rates. The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operation.

The largest component of the Company's cost of goods sold is the cost of cotton yarn. Unlike certain of its competitors, the Company does not spin its own yarn. Instead, the Company obtains substantially all of its yarn from five yarn suppliers, generally placing orders for quantities ranging from 30 days' to a one year's supply, and occasionally even longer periods, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for cotton yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, the Company has been successful in mitigating the impact of fluctuating yarn prices.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                FOR THE QUARTER ENDED
                                              ------------------------
                                                MAY 2,         MAY 3,
                                                 1998           1997
                                              ---------      ---------
STATEMENT  OF OPERATIONS DATA:
  Net sales                                      100.0%         100.0%
  Cost of goods sold                               79.9           76.1
  Gross profit                                     20.1           23.9
  Selling, general and administrative expenses     10.6           10.2
  Interest expense                                  6.6            5.2

OTHER DATA:
  EBITDA (1)                               $7.9 million  $10.0 million
          Percentage of net sales                 12.1%          16.6%

(1) EBITDA is defined as operating income plus depreciation and amortization. The quarter ended May 3, 1997 excludes non-recurring charges of $10.9 million for special compensation. EBITDA is not a measure of performance under GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of
     the Company without the impact of purchase accounting.   In addition,
     management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and is used by the Company's creditors in assessing debt covenant compliance. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

QUARTER ENDED MAY 2, 1998 COMPARED TO QUARTER ENDED MAY 3, 1997

NET SALES for the quarter ended May 2, 1998 increased $4.6 million, or 7.6%, to $64.9 million from $60.3 million for the quarter ended May 3, 1997. The increase in net sales is comprised of an increase in units sold of more than 8%, offset by a slight decline in average selling price per unit. The decline in average selling price has been caused by the continuing pressures on the selling prices of basic T-shirts. The Company was able to mitigate some of the effect of such depressed T-shirt prices by continuing to emphasize sales of higher priced products, such as henleys and plackets.

GROSS PROFIT for the quarter ended May 2, 1998 declined approximately $1.4 million (9.5%) despite the $4.6 million increase in sales, as gross profit margin declined to 20.1% from 23.9% in the prior year. Although the Company continues to place greater emphasis on products with traditionally higher profit margins such as plackets and henleys, any favorable impact achieved by this strategy was offset by industry-wide pricing pressures affecting the Company's basic T-shirt business. Management of the Company believes that this trend (i.e., relatively low average selling prices for basic T-shirts) is being experienced throughout the industry and is continuing into the second fiscal quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended May 2, 1998 increased by $0.8 million, or 12.5%, to $6.9 million from $6.1 million for the prior year. As a percentage of net sales, selling, general and administrative expenses were approximately 10.6% and 10.2% for the fiscal quarters ended May 2, 1998 and May 3, 1997, respectively. Selling expenses (principally advertising and other selling expenses) increased $0.3 million and administrative expenses (primarily salaries and expenses relating to Cottontops) increased $0.2 million. Distribution expense increased approximately $0.3 million due to additional volume and unusually high freight costs in order to meet delivery requirements.

INTEREST EXPENSE for the quarter ended May 2, 1998 increased by $1.1 million, or 35.8%, to $4.3 million from $3.2 million for the prior year's quarter. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization, as well as additional requirements to fund current operations. Interest rates were also slightly higher during the current quarter compared to the prior year's quarter.

NET (loss) INCOME

The net profit for the quarter ended May 2, 1998 was $0.8 million compared to a net loss of $6.5 million for quarter ended May 3, 1997. A decrease in gross profit of $1.4 million was further reduced by higher selling, general and administrative expenses ($0.8 million) and higher interest expense ($1.1 million). In the prior year's quarter there was a charge of $10.9 million for "special compensation" and an extraordinary charge of $2.8 million (after applicable income tax benefit) on extinguishment of debt. Taxes of $0.5 million were provided in the current year's quarter compared to a tax benefit of $2.5 million for the same period of the prior year.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. For the quarter ended May 2, 1998, the company funded its cash requirements chiefly through additional borrowings under its line of credit.

The Company made capital expenditures of approximately $6.1 million and $4.8 million for the fiscal years ended January 31, 1998 and February 1, 1997, respectively. The Company's major capital expenditures related to: (i) improvements to the Company's distribution center in Dillon, South Carolina;
(ii) the acquisition of machinery and equipment; and (iii) the acquisition of management information systems hardware and software. The Company currently has no capital commitments outside the ordinary course of business.

The Company's principal working capital requirements are financing accounts receivable and inventories. At May 2, 1998, the Company had net working capital of approximately $67.3 million, including approximately $37.7 million of accounts receivable, $45.3 million of inventories and $24.7 million in accounts payable and accrued expenses. The Company has classified $25,000 and $21,700 of the revolving credit borrowings as long-term liabilities in the accompanying balance sheets at May 2, 1998 and January 31, 1998, respectively, representing, at the respective balance sheet dates, amounts the Company anticipates continually refinancing.

In connection with the Recapitalization, the Company refinanced its existing indebtedness under the Old Credit Agreement. The New Credit Agreement provides for borrowings of up to $55.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at LIBOR or prime rate plus a margin. The indebtedness under the

New Credit Agreement is guaranteed by Holdings and Anvil's domestic operating subsidiary and is secured by substantially all of Anvil's assets and a pledge by Holdings of all of the capital stock of Anvil. At May 2, 1998, the Company had $36.3 million outstanding borrowings under the New Credit Agreement at an interest rate of approximately 7.75%.

The New Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of consolidated net worth, minimum levels of consolidated EBITDA (as defined therein), minimum interest coverage and maximum leverage ratio. The New Credit Agreement also contains covenants which, among other things, limit: (i) the incurrence of additional indebtedness; (ii) the payment of dividends; (iii) transactions with affiliates; (iv) asset sales, acquisitions and mergers; (v) prepayments of other indebtedness; (vi) creation of liens and encumbrances; and (vii) other matters customarily restricted in such agreements.

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

NEW ACCOUNTING STANDARDS

The Company is required to adopt Statement of Financial Account Standards (""SFAS") No. 130, "Reporting Comprehensive Income" during the year ending January 30, 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires than an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Currently, the Company has no items of " other comprehensive income" to report.


FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following factors are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See Notes 2 and 3 to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1998, the Company held its annual meeting of stockholders for the purpose of electing six directors. The following directors were re-elected to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified: Bernard Geller, Jacob Hollander, Bruce C. Bruckmann, Stephen F. Edwards, David F. Thomas and John D. Weber.

No other matters were voted upon at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule.

(b) Reports on Form 8-K

     None.


Items 1, 3 and 5 are not applicable and have been omitted.

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






Dated: June 15, 1998