Form 10-Q
period 1998-08-01
ANVIL HOLDINGS INC
filed 1998-09-15
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended August 1, 1998

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

                                   Yes  X    No
                                      -----     -----

At September 14, 1998, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of August 1, 1998 (Unaudited)
                  and January 31, 1998........................................3

                  Unaudited Consolidated Statements of Operations for the Fiscal Quarters and Six Months Ended August 1, 1998
                  and August 2, 1997 .........................................4

                  Unaudited Consolidated Statements of Cash Flows for the
                  Six Months Ended August 1, 1998 and August 2, 1997..........5

                  Notes to Consolidated Financial Statements..................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............0


PART II.  OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................17

         ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K...........................17

SIGNATURES....................................................................18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                          AUGUST 1,        JANUARY 31,
                                                                            1998             1998*
                                                                         ---------         ---------
                           ASSETS                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents............................................. $   1,671         $     959
  Accounts receivable, less allowance for doubtful accounts of
    $359 and $822.......................................................    30,880            27,271
  Inventories...........................................................    50,370            42,089
  Prepaid and refundable income taxes...................................     3,646             4,640
  Deferred income taxes.................................................     2,510             2,510
  Prepaid expenses and other current assets.............................     1,538             1,004
                                                                         ---------         ---------

              Total current assets......................................    90,615            78,473

PROPERTY, PLANT AND EQUIPMENT--Net......................................    37,696            38,189
INTANGIBLE ASSETS--Net .................................................    25,008            25,487
OTHER ASSETS............................................................     4,627             4,964
                                                                         ---------         ---------
                                                                         $ 157,946         $ 147,113
                                                                         =========         =========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable...................................................... $  13,206         $  11,986
  Accrued expenses and other current liabilities........................    17,039            15,349
  Current portion of long-term debt.....................................     3,000              -
                                                                         ---------         ---------
              Total current liabilities.................................    33,245            27,335
                                                                         ---------         ---------

LONG-TERM BANK BORROWINGS...............................................    25,000            21,700
                                                                         ---------         ---------
10-7/8% SENIOR NOTES....................................................   126,640           126,445
                                                                         ---------         ---------
DEFERRED INCOME TAXES...................................................     4,613             4,613
                                                                         ---------         ---------
OTHER LONG-TERM OBLIGATIONS.............................................     2,035             1,883
                                                                         ---------         ---------

REDEEMABLE PREFERRED STOCK
     (Liquidation value, $35,215 and $33,605)...........................    33,692            31,392
                                                                         ---------         ---------
STOCKHOLDERS' DEFICIENCY:
  Common stock:
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $34,385 and $32,333).....................................         3                 3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares...................................        36                36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
    Additional paid-in capital..........................................    12,803            12,803
    Retained earnings (deficit).........................................   (80,121)          (79,097)
                                                                         ---------         ---------
Total stockholders' deficiency..........................................   (67,279)          (66,255)
                                                                         ---------         ---------
                                                                         $ 157,946         $ 147,113
                                                                         =========         =========

* Derived from audited financial statements.

                  See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                                  FISCAL QUARTER ENDED      FISCAL SIX MONTHS ENDED
                                                                  ---------------------      ---------------------
                                                                  AUGUST 1,    AUGUST 2,     AUGUST 1,    AUGUST 2,
                                                                    1998         1997          1998         1997
                                                                  --------     --------      --------     --------
                                                                       (Unaudited)                  (Unaudited)
NET SALES...................................................      $ 62,183     $ 51,745      $127,075     $112,033
COST OF GOODS SOLD..........................................        50,669       39,714       102,500       85,573
                                                                  --------     --------      --------     --------
       Gross profit.........................................        11,514       12,031        24,575       26,460
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................         6,053        5,483        12,945       11,611
SPECIAL COMPENSATION........................................           -            -            -          10,915
AMORTIZATION OF INTANGIBLE ASSETS...........................           229          230           479          480
                                                                  --------     --------      --------     --------

     Operating income.......................................         5,232        6,318        11,151        3,454

OTHER INCOME (EXPENSE):
    Interest expense........................................        (4,296)      (4,104)       (8,564)      (7,246)
    Interest income and other expense--net..................          (180)        (177)         (461)        (355)
                                                                  --------     --------      --------     --------
Income (loss) before provision (benefit) for
  income taxes and extraordinary item.......................           756        2,037         2,126       (4,147)

PROVISION (BENEFIT) FOR INCOME TAXES........................           302          815           850       (1,659)
                                                                  --------     --------      --------     --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................           454        1,222         1,276       (2,488)

EXTRAORDINARY ITEM - Loss on extinguishment
    of  debt (net of tax benefit of  $1,838)................            -           -             -         (2,757)
                                                                  --------     --------      --------     --------

NET INCOME (LOSS)...........................................           454        1,222         1,276       (5,245)
Less:   Preferred Stock  dividends (pro forma in 1997)......        (1,109)      (1,007)        (2,184)     (1,982)
           Common A preference (pro forma in 1997)..........        (1,042)        (935)        (2,052)     (1,841)
                                                                  --------     --------      --------     --------
NET (LOSS ) ATTRIBUTABLE TO
    COMMON STOCKHOLDERS.....................................      $ (1,697)    $   (720)     $ (2,960)    $ (9,068)
                                                                  ========     ========      ========     ========
BASIC INCOME (LOSS) PER COMMON SHARE
Class A Common Stock:
   Income before extraordinary item.........................      $   3.16     $   3.04      $   6.31     $   4.72
   Extraordinary item.......................................           -            -             -          (0.71)
                                                                  --------     --------      --------     --------
   Net income...............................................      $   3.16     $   3.04      $   6.31     $   4.01
                                                                  ========     ========      ========     ========
Class B Common Stock:

   Income (loss) before extraordinary item..................      $  (0.44)    $  (0.19)     $  (0.76)    $  (1.63)
   Extraordinary item.......................................           -            -             -          (0.71)
                                                                  --------     --------      --------     --------
   Net income...............................................      $  (0.44)    $  (0.19)     $  (0.76)    $  (2.34)
                                                                  ========     ========      ========     ========

Weighted average shares used in computation of basic income
 (loss) per share:
  Class A Common............................................           290          290           290          290
                                                                  ========     ========      ========     ========
  Class B Common............................................         3,590        3,590         3,590        3,590
                                                                  ========     ========      ========     ========

                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                       FISCAL SIX MONTHS ENDED
                                                                       ------------------------
                                                                       AUGUST 1,      AUGUST 2,
                                                                          1998           1997
                                                                       ---------      ---------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...........................................       $   1,276       $  (5,245)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:

    Depreciation and amortization of fixed assets...............           3,276           3,243
    Amortization of other assets................................           1,011             951
    Noncash interest expense....................................            -              1,827
    Write-off of deferred financing fees........................            -              3,010
    Noncash compensation........................................            -              5,177
Changes in operating assets and liabilities, net of acquisition:

    Accounts receivable.........................................          (3,617)          1,987
    Inventories.................................................          (8,281)          1,687
    Prepaid and refundable income taxes.........................             994          (1,679)
    Accounts payable............................................           1,220             508
    Accrued expenses & other liabilities........................           1,690           7,239
    Other--net..................................................            (359)         (2,196)
                                                                       ---------       ---------
           Net cash (used in) provided by operating activities..          (2,790)         16,509
                                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment--net....................          (2,798)         (2,335)
                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving credit agreement-net............           6,300          26,500
     Repayment of old revolving credit facility.................            -            (18,400)
     Repayments of long-term debt...............................            -            (46,325)
     Repayment of Subordinated Promissory Note..................            -             (9,575)
     Proceeds of Senior Notes...................................            -            130,000
     Redemption of Old Preferred Stock..........................            -            (22,736)
     Repurchase of Old Common Stock.............................            -            (92,262)
     Proceeds from sale of Units................................            -             26,667
     Exercise of stock options..................................            -                336
     Issuance of New Common Stock...............................            -             13,063
     Repayment of stockholder loans.............................            -                250
     Expenses related to the Recapitalization...................            -            (12,789)
                                                                       ---------       ---------
         Net cash provided by (used in)
              financing activities..............................           6,300          (5,271)
                                                                       ---------       ---------
INCREASE IN CASH................................................             712           8,903
CASH, BEGINNING OF PERIOD.......................................             959           1,862
                                                                       ---------       ---------
CASH, END OF PERIOD.............................................       $   1,671       $  10,765
                                                                       =========       =========

                 See notes to consolidated financial statements.

                 ANVIL HOLDINGS, INC. AND SUBSIDIARIES FORM 10-Q
               UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Amounts in Thousands, Except Share Data

NOTE 1 - BUSINESS/PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended August 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999 or any other period. The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended January 31, 1998.

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

Concurrently with the Recapitalization, the Company repaid its borrowings under the Old Credit Agreement and entered into an Amended and Restated Credit Agreement ("New Credit Agreement") providing a $55,000 revolving credit facility, with a sublimit of $5,000 for letters of credit, expiring March 14, 2002, subject to certain maximum levels of borrowings based upon asset levels. The Company used $33,250 of the borrowings under the New Credit Agreement to finance a portion of the Recapitalization. The Company has classified $25,000 and $21,700 of the revolving credit borrowings as long-term liabilities in the accompanying balance sheets at August 1, 1998 and January 31, 1998, respectively, representing, at the respective balance sheet dates, amounts the Company anticipates continually refinancing.

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

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 208,582 shares ($5,215 liquidation value) through August 1, 1998.

During the six month period ended August 2, 1997, the Company recorded an extraordinary charge of $2,757, after an applicable income tax benefit, as a result of losses incurred in connection with certain of the above refinancing transactions.

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

NOTE 4 - SPECIAL COMPENSATION

In connection with the Recapitalization and refinancings effected during the fiscal year ended January 31, 1998, the Company made significant compensatory payments to members of management during the six month period ended August 2, 1997. Such amounts related to compensation earned by members of management upon exercise of options, a special transaction bonus and payments under a then existing equity buy-out plan. These payments aggregated $10,915, and are considered by management to be nonrecurring in nature.

NOTE 5 - INVENTORIES

Inventories at August 1, 1998 and January 31, 1998 consisted of the following:

                                       August 1, 1998  January 31, 1998
                                       --------------  ----------------

         Finished goods                    $28,870          $22,505
         Work-in-process                    11,711            9,830
         Raw materials & supplies            9,789            9,754
                                           -------          -------
                                           $50,370          $42,089
                                           =======          =======

NOTE 6 - INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based upon the average outstanding shares of Class A and Class B Common stock. For the quarter and six month periods ended August 2, 1997, the pro forma amounts assume the Recapitalization took place on February 2, 1997 (the beginning of that fiscal year). The following is a computation of basic net income (loss) per share for the quarter and six month periods ended August 2, 1997 using the historical shares outstanding, and is computed by dividing net income (loss) applicable to each class of Common Stock by the actual average number of common shares outstanding during such periods. Such computation does not give retroactive effect to the Recapitalization.

                                                                         QUARTER ENDED      SIX MONTHS ENDED
                                                                         AUGUST 2, 1997      AUGUST 2, 1997
                                                                         --------------      --------------
         Net income (loss).............................................      $ 1,222             $(5,245)
         Preferred stock dividends.....................................         (975)               (975)
         Common A preference...........................................         (906)               (906)
                                                                             -------             -------
         Net loss attributable to common stockholders..................      $  (659)            $(7,126)
                                                                             =======             =======

         BASIC INCOME (LOSS) PER SHARE:
         Class A Common:
         Income  before extraordinary item.............................      $  2.98             $  2.16
                                                                             =======             =======
         Net income ...................................................      $  2.98             $  1.56
                                                                             =======             =======

         Class B Common:
         Loss before extraordinary item................................      $ (0.14)            $ (0.96)
                                                                             =======             =======
         Net loss......................................................      $ (0.14)            $ (1.56)
                                                                             =======             =======

         Weighted average shares outstanding:
           Class A Common..............................................          928                  928
                                                                             =======             =======
           Class B Common..............................................        3,633                3,633
                                                                             =======             =======

NOTE 7 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                                     ANVIL KNITWEAR, INC.              COTTONTOPS, INC.
                                                   ------------------------         -----------------------
                                                   AUGUST 1,    JANUARY 31,         AUGUST 1,   JANUARY 31,
                                                     1998           1998              1998          1998
                                                   ----------    ----------         -------        -------
   Current assets............................      $   90,615    $   78,473         $ 2,387        $ 3,825
                                                   ==========    ==========         =======        =======
   Total assets..............................      $  157,946    $  147,113         $ 2,672        $ 4,166
                                                   ==========    ==========         =======        =======

   Current liabilities.......................      $   33,245    $   27,335         $   469        $   550
                                                   ==========    ==========         =======        =======
   Long-term liabilities.....................      $  158,288    $  154,641         $   584        $ 1,854

   Total liabilities.........................      $  191,533    $  181,976         $ 1,053        $ 2,404
                                                   ==========    ==========         =======        =======
   Stockholder's equity (deficiency).........      $  (33,587)   $  (34,863)        $ 1,619        $ 1,762
                                                   ==========    ==========         =======        =======

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                     ANVIL KNITWEAR, INC.                      COTTONTOPS, INC.
                            --------------------------------------     --------------------------------------
                              QUARTER ENDED     SIX MONTHS ENDED         QUARTER ENDED      SIX MONTHS ENDED
                            ------------------  ------------------     ------------------  ------------------
                             AUG 1,    AUG 2,    AUG 1,    AUG 2,       AUG 1,    AUG 2,    AUG 1,    AUG 2,
                              1998      1997      1998      1997         1998      1997      1998      1997
                            --------  --------  --------  --------     --------  --------  --------  --------
Net sales................   $ 62,183  $ 51,745  $127,075  $112,033     $    920  $    741  $  1,752  $  1,369
Operating income (loss)..   $  5,232  $  6,318  $ 11,151  $  3,454     $     44  $    (91) $    150  $   (243)
Interest expense.........   $  4,296  $  4,104  $  8,564  $  7,246            -         -         -         -
Net income (loss)........   $    454  $  1,222  $  1,276  $ (2,488)    $     31  $    (45) $     88  $   (101)


Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed the Series A Senior Notes and the Series B Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holdings' only direct subsidiary. In addition to Cottontops, Anvil has three other non-guarantor direct subsidiaries: Anvil (Czech), Inc., a Delaware corporation, A.K.H., S.A., organized in Honduras and Livna, Limitada organized in El Salvador and one non-guarantor indirect subsidiary, Anvil s.r.o., organized in the Czech Republic (a direct subsidiary of Anvil (Czech), Inc.) (collectively, the "Non-Guarantor Subsidiaries"). Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company's results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company's customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure from time to time in response to industry-wide price changes. In the basic T-shirt market, for example, the Company generally does not lead its competitors in setting the current pricing structure and modifies its prices to the extent necessary to remain competitive with prices set by its larger competitors in this market.

The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operations.

The largest component of the Company's cost of goods sold is the cost of cotton yarn. Unlike certain of its competitors, the Company does not spin its own yarn. Instead, the Company obtains substantially all of its yarn from five yarn suppliers, generally placing orders for quantities ranging from 30 days' to a one year's supply, and occasionally even longer periods, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for cotton yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, the Company has been successful in mitigating the impact of fluctuating yarn prices. In recent months, yarn prices have exhibited a significant downward trend and management has taken steps to adjust the Company's purchase commitments to take advantage of the declining prices.

QUARTER ENDED AUGUST 1, 1998 COMPARED TO QUARTER ENDED AUGUST 2, 1997

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                    FISCAL QUARTER ENDED
                                                 ---------------------------
                                                  AUGUST 1,        AUGUST 2,
                                                    1998             1997
                                                    ----             ----
STATEMENT  OF OPERATIONS DATA:
  Net sales......................................   100.0%          100.0%
  Cost of goods sold.............................    81.5            76.7
  Gross profit...................................    18.5            23.3
  Selling, general and administrative expenses...     9.7            10.6
  Interest expense...............................     6.9             7.9

OTHER DATA:
  EBITDA (1)..................................... $7.1 million    $8.1 million
          Percentage of net sales................    11.4%           15.7%

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

NET SALES for the quarter ended August 1, 1998 increased $10.4 million (20.2%) to $62.2 million from $51.8 million for the quarter ended August 2, 1997. The increase in net sales is comprised of an increase in units sold of more than 19%. Overall, net sales have been unfavorably impacted by ongoing lower prices for basic T-shirts. While the average selling price for all goods sold is approximately the same in both periods, the price has been maintained by increasing the percentage of higher priced products, such as henleys and plackets in the Company's product mix. By emphasizing the sale of such products, the Company has been able to mitigate a continuing, industry-wide trend of lower selling prices for basic T-shirts. See "Forward Looking Information," below.

GROSS PROFIT for the quarter ended August 1, 1998 declined approximately $0.5 million (4.3%) despite the $10.4 million increase in sales, as gross profit margin declined to 18.5% from 23.3% in the prior year. The primary cause for the reduced gross margin has been the aforementioned industry-wide pricing pressures affecting the Company's basic T-shirt business. In addition, production costs per unit for all products have increased due to inefficiencies created by the transition of some operations to offshore locations and a significant increase in the Company's contribution for employee medical benefits. Management of the Company is addressing these areas of increasing costs. See "Forward Looking Information," below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended August 1, 1998 increased by $0.6 million (10.4%) to $6.1 million from $5.5 million for the prior year. As a percentage of net sales, selling, general and administrative expenses declined from approximately 10.6% in the fiscal quarter ended August 1, 1997 to 9.7% for the fiscal quarter ended August 1, 1998. Selling expenses increased $0.3 million as a result of higher sales volume and increased advertising expenditures. The remaining increase is principally the result of higher distribution expense which increased proportionally with the increase in units shipped in the current quarter.

INTEREST EXPENSE for the quarter ended August 1, 1998 was $4.3 million, an increase of $0.2 million (4.7%) from the prior year's quarter. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization, as well as additional requirements to fund current operations. Interest rates were also slightly higher during the current quarter compared to the prior year's quarter.

NET  INCOME

The net profit for the quarter ended August 1, 1998 was $0.5 million compared to $1.2 million for quarter ended August 2, 1997. The factors discussed above accounted for the decline in pre-tax profit of approximately $1.3 million. The provision for taxes was $0.3 million in the current year's quarter, compared to $0.8 million in the prior year, representing an effective tax rate of approximately 40% in both periods.

SIX MONTHS ENDED AUGUST 1, 1998 COMPARED TO SIX MONTHS ENDED AUGUST 2, 1997

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                 FISCAL SIX MONTHS ENDED
                                               ----------------------------
                                                AUGUST 1,        AUGUST 2,
                                                  1998             1997
                                                  ----             ----
STATEMENT  OF OPERATIONS DATA:

  Net sales....................................   100.0%          100.0%
  Cost of goods sold...........................    80.7            76.4
  Gross profit.................................    19.3            23.6
  Selling, general and administrative expenses     10.2            10.4
  Interest expense.............................     6.7             6.5

OTHER DATA:

  EBITDA (1)................................... $14.9 million   $18.1 million
          Percentage of net sales..............    11.7%           16.2%

  (1) EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not a measure of performance under GAAP. The six month period ended August 2, 1997 excludes a non-recurring charge of $10.9 million for special compensation. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and is used by the Company's creditors in assessing debt covenant compliance. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

NET SALES for the six months ended August 1, 1998 increased $15.0 million (13.4%) to $127.0 million from $112.0 million for the six months ended August 2, 1997. Overall, net sales have been unfavorably impacted by ongoing lower prices for basic T-shirts. While the average selling price for all goods sold is approximately the same in both periods, the price has been maintained by increasing the percentage of higher priced products, such as henleys and plackets in the Company's product mix. By emphasizing the sale of such products, the Company has been able to mitigate a continuing, industry-wide trend of lower selling prices for basic T-shirts. See "Forward Looking Information," below..

GROSS PROFIT for the six months ended August 1, 1998 declined approximately $1.9 million (7.1%) despite the $15.0 million increase in sales, as gross profit margin declined to 19.3% from 23.6% in the prior year. As mentioned above, this decline is due to lower prices for basic T-shirts, and increases in certain production costs. The Company continues to place greater emphasis on products with traditionally higher profit margins such as plackets and henleys, and is taking additional steps to lower production costs and increase profitability. See "Forward Looking Information," below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the six months ended August 1, 1998 increased by $1.3 million (11.5%) to $12.9 million from $11.6 million for the prior year. As a percentage of net sales, selling, general and administrative expenses remained approximately the same at 10.2% and 10.4% for the fiscal six month periods ended August 1, 1998 and August 2, 1997, respectively. Selling expenses increased $0.6 million as a result of higher sales volume and increased advertising expenditures. The remaining increase is primarily composed of increased distribution expense due to greater volume and unusually high first quarter expenditures to meet delivery commitments.

INTEREST EXPENSE for the six months ended August 1, 1998 was $8.6 million, an increase of $1.3 million (18.2%) from the prior year's period. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization, as well as additional requirements to fund current operations. Interest rates were also slightly higher during the current period compared to the same period of the prior year

NET  INCOME (LOSS)

The net profit for the six months ended August 1, 1998 was $1.3 million compared to a net loss of $5.2 million for six months ended August 2, 1997. A decrease in gross profit of $1.9 million was further impacted by higher selling, general and administrative expenses ($1.3 million) and higher interest expense ($1.3 million). In the prior year's period there was a charge of $10.9 million for "special compensation" and an extraordinary charge of $2.8 million (after applicable income tax benefit) on extinguishment of debt. Taxes of $0.9 million were provided in the current period compared to a tax benefit of $1.7 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. During the first half of the current fiscal year, the Company funded its cash requirements chiefly through additional borrowings under its line of credit.

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

The Company's principal working capital requirements are financing accounts receivable and inventories. At August 1, 1998, the Company had net working capital of approximately $57.4 million, including approximately $30.9 million of accounts receivable, $50.4 million of inventories and $30.2 million in accounts payable and accrued expenses. The Company has classified $25,000 and $21,700 of the revolving credit borrowings as long-term liabilities in the accompanying balance sheets at August 1, 1998 and January 31, 1998, respectively, representing, at the respective balance sheet dates, amounts the Company anticipates continually refinancing.

In connection with the Recapitalization, the Company refinanced its existing indebtedness under the Old Credit Agreement. The New Credit Agreement provides for borrowings of up to $55.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at LIBOR or prime rate plus a margin. The indebtedness under the New Credit Agreement is guaranteed by Holdings and Anvil's domestic operating subsidiary and is secured by substantially all of Anvil's assets and a pledge by Holdings of all of the capital stock of Anvil. At August 1, 1998, the Company had $28.0 million outstanding borrowings under the New Credit Agreement at an interest rate of approximately 7.8%.

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

YEAR 2000 ISSUES

The Company's assessment of its Year 2000 issue is now complete and a comprehensive plan has been developed for addressing it. As projected, there are no material hardware or software costs associated with this issue, beyond the budgeted costs for software and hardware needed for normal business requirements. The Company has upgraded many of its major systems over the last few years and they are Year 2000 compliant.

It is estimated that 75-80% of the Company's critical systems are now Year 2000 compliant and all critical systems are expected to be Year 2000 compliant by December 31, 1998 The Company has assigned a senior Information Technology staff member as its full time Year 2000 project leader to maintain progress and to monitor this project. If delays occur, the Company will reassess the implementation of this project.

A questionnaire has been sent to critical vendors, service providers and select customers to verify their Year 2000 readiness. Responses received to date do not indicate any material compliance concerns.

FORWARD-LOOKING INFORMATION

For the past fiscal year, the Company has been experiencing the adverse effects of a decline in selling prices of basic T-shirts, the Company's primary product. This industry-wide trend of relatively low average selling prices for basic T-shirts is beyond the Company's control and is continuing into the third fiscal quarter. The Company has been able to lessen the effect of these pricing pressures by: (i) continuing to emphasize new higher priced products and de-emphasize certain basic T-shirt sales; (ii) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and
(iii) moving a portion of its sewing operations offshore to take advantage of lower wage rates. Following are some of the Company's specific actions and plans to effect favorable changes in these three areas in order to maintain profitability.

1. On a year to date basis, the Company has been able to increase the percentage of sales of what it considers its "higher priced" products. More favorable gross margins on these products have partially offset the decline in gross margins on basic T-shirts. The Company plans to continue this strategy and to augment it by de-emphasizing sales of basic T-shirts to non-distributors, which should have a favorable impact on the product mix of units sold.

2. During the last five fiscal years, the Company has invested in excess of $35 million to modernize and expand its manufacturing and distribution facilities to improve quality, reduce costs, manage inventories and shorten textile production cycles. In fiscal 1997, the Company began full utilization of its centralized distribution facility and is opportunistically redesigning textile manufacturing processes to shorten production cycles. In addition, the Company has negotiated what it considers advantageous yarn purchase commitments to take advantage of a recent downward trend in the price of yarn. While no assurances can be given, it is expected that the purchase prices negotiated will significantly contribute to lower unit costs in the future.

3. Increased competition has caused many domestic apparel manufacturers to move a portion of their sewing operations offshore to lower costs. The Company currently performs a portion of its sewing activities offshore to take advantage of these lower offshore wage rates and Company intends to increase its offshore sewing operations to the extent necessary to meet competition. Because of the increasing shift to offshore production, the Company closed and sold one of its smaller sewing facilities during fiscal 1997, and announced the suspension of sewing operations at two other facilities in fiscal 1998.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

ANVIL HOLDINGS, INC.

(Registrant)

/s/ PASQUALE BRANCHIZIO
--------------------------

Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)



Dated: September 15, 1998