Form 10-Q
period 1998-10-31
ANVIL HOLDINGS INC
filed 1998-12-15
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 31, 1998

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

                                 Yes |X| No |_|

At December 15, 1998, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets as of October 31, 1998
              (Unaudited) and January 31, 1998...............................  3

              Unaudited Consolidated Statements of Operations for the
              Fiscal Quarters and Nine Months Ended October 31, 1998
              and November 1, 1997 ..........................................  4

              Unaudited Consolidated Statements of Cash Flows for the
              Nine Months Ended October 31, 1998 and November 1, 1997........  5

              Notes to Consolidated Financial Statements.....................  6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................. 10

PART II. OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds..................... 18

      Item 6.  Exhibits and Reports on Form 8-K.............................. 18

SIGNATURES................................................................... 19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                         October 31,   January 31,
                                                                            1998          1998*
                                                                            ----          -----
                           ASSETS                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ............................................   $     827    $     959
  Accounts receivable, less allowance for doubtful accounts of
    $503 and $822 ......................................................      23,348       27,271
  Inventories ..........................................................      53,695       42,089
  Prepaid and refundable income taxes ..................................       5,811        4,640
  Deferred income taxes ................................................       2,510        2,510
  Prepaid expenses and other current assets ............................         985        1,004
                                                                           ---------    ---------

      Total current assets .............................................      87,176       78,473

PROPERTY, PLANT AND EQUIPMENT--Net .....................................      38,159       38,189
INTANGIBLE ASSETS--Net .................................................      24,758       25,487
OTHER ASSETS ...........................................................       4,453        4,964
                                                                           ---------    ---------
                                                                           $ 154,546    $ 147,113
                                                                           =========    =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable .....................................................   $   8,033    $  11,986
  Accrued expenses and other current liabilities .......................      16,219       15,349
  Current portion of long-term debt ....................................       8,800           --
                                                                           ---------    ---------

      Total current liabilities ........................................      33,052       27,335
                                                                           ---------    ---------

LONG-TERM BANK BORROWINGS ..............................................      25,000       21,700
                                                                           ---------    ---------
10-7/8% SENIOR NOTES ...................................................     126,738      126,445
                                                                           ---------    ---------
DEFERRED INCOME TAXES ..................................................       4,613        4,613
                                                                           ---------    ---------
OTHER LONG-TERM OBLIGATIONS ............................................       1,841        1,883
                                                                           ---------    ---------

REDEEMABLE PREFERRED STOCK
  (Liquidation value, $36,359 and $33,605) .............................      34,883       31,392
                                                                           ---------    ---------

STOCKHOLDERS' DEFICIENCY:
  Common stock:
    Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 (aggregate liquidation
      value, $35,460 and $32,333) ......................................           3            3
    Class B, $.01 par value, authorized 7,500,000 shares; issued and
      outstanding: 3,590,000 shares ....................................          36           36
    Class C, $.01 par value; authorized 1,400,000 shares; none  issued
  Additional paid-in capital ...........................................      12,803       12,803
  Retained (deficit) ...................................................     (84,423)     (79,097)
                                                                           ---------    ---------
Total stockholders' deficiency .........................................     (71,581)     (66,255)
                                                                           ---------    ---------
                                                                           $ 154,546    $ 147,113
                                                                           =========    =========

* Derived from audited financial statements.

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                          Fiscal Quarter Ended       Fiscal Nine months Ended
                                                          --------------------       ------------------------
                                                        October 31,    November 1,  October 31,   November 1,
                                                           1998           1997         1998          1997
                                                           ----           ----         ----          ----
                                                               (Unaudited)                  (Unaudited)
NET SALES ..........................................    $  43,400     $  53,708     $ 170,475     $ 165,741
COST OF GOODS SOLD .................................       37,526        42,726       140,026       128,299
                                                        ---------     ---------     ---------     ---------
  Gross profit .....................................        5,874        10,982        30,449        37,442
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES .........................................        6,188         5,887        19,133        17,498
SPECIAL COMPENSATION ...............................           --            --            --        10,915
AMORTIZATION OF INTANGIBLE ASSETS ..................          250           250           729           730
                                                        ---------     ---------     ---------     ---------

  Operating (loss) income ..........................         (564)        4,845        10,587         8,299

OTHER INCOME (EXPENSE):
  Interest expense .................................       (4,630)       (4,322)      (13,726)      (12,160)
  Interest income and other expense--net ...........           10            46            81           283
                                                        ---------     ---------     ---------     ---------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR
  INCOME TAXES AND EXTRAORDINARY ITEM ..............       (5,184)          569        (3,058)       (3,578)

(BENEFIT) PROVISION FOR INCOME TAXES ...............       (2,073)          228        (1,223)       (1,431)
                                                        ---------     ---------     ---------     ---------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM ............       (3,111)          341        (1,835)       (2,147)

EXTRAORDINARY ITEM - Loss on extinguishment
  of debt (net of tax benefit of $1,838) ...........           --            --            --        (2,757)
                                                        ---------     ---------     ---------     ---------

NET (LOSS) INCOME ..................................       (3,111)          341        (1,835)       (4,904)
Less: Preferred Stock dividends (pro forma in 1997)        (1,144)       (1,039)       (3,328)       (3,021)
      Common A preference (pro forma in 1997) ......       (1,075)         (964)       (3,127)       (2,805)
                                                        ---------     ---------     ---------     ---------
NET (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ..............................    $  (5,330)    $  (1,662)    $  (8,290)    $ (10,730)
                                                        =========     =========     =========     =========
BASIC INCOME (LOSS) PER COMMON SHARE
Class A Common Stock:
  Income (loss) before extraordinary item ..........    $    2.34     $    2.90     $    8.65     $    7.62
  Extraordinary item ...............................           --            --            --         (0.71)
                                                        ---------     ---------     ---------     ---------
  Net income .......................................    $    2.34     $    2.90     $    8.65     $    6.91
                                                        =========     =========     =========     =========
Class B Common Stock:
  (Loss) income before extraordinary item ..........    $   (1.38)    $   (0.43)    $   (2.14)    $   (2.06)
  Extraordinary item ...............................           --            --            --         (0.71)
                                                        ---------     ---------     ---------     ---------
  Net (loss) .......................................    $   (1.38)    $   (0.43)    $   (2.14)    $   (2.77)
                                                        =========     =========     =========     =========

Weighted average shares used in computation of basic income (loss) per share:

  Class A Common ...................................          290           290           290           290
                                                        =========     =========     =========     =========

  Class B Common ...................................        3,590         3,590         3,590         3,590
                                                        =========     =========     =========     =========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (In Thousands, Except Share Data)

                                                                        Fiscal Nine Months Ended
                                                                        ------------------------
                                                                       October 31,     November 1,
                                                                          1998            1997
                                                                          ----            ----
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) .....................................................    $  (1,835)    $  (4,904)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets ..................        4,972         4,900
    Amortization of other assets ...................................        1,538         1,474
    Noncash interest expense .......................................           --         1,827
    Write-off of deferred financing fees ...........................           --         3,010
    Noncash compensation ...........................................           --         5,177
    Changes in operating assets and liabilities, net of acquisition:
      Accounts receivable ..........................................        4,016            66
      Inventories ..................................................      (11,606)       (4,544)
      Prepaid and refundable income taxes ..........................       (1,171)       (1,461)
      Accounts payable .............................................       (3,953)        3,387
      Accrued expenses & other liabilities .........................          828         5,597
      Other--net ...................................................          (61)       (2,530)
                                                                        ---------     ---------
        Net cash (used in) provided by operating activities ........       (7,272)       11,999
                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment--net .......................       (4,960)       (4,580)
                                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement-net ................       12,100        26,500
    Repayment of old revolving credit facility .....................           --       (20,700)
    Repayments of long-term debt ...................................           --       (46,325)
    Repayment of Subordinated Promissory Note ......................           --        (9,575)
    Proceeds of Senior Notes .......................................           --       130,000
    Redemption of Old Preferred Stock ..............................           --       (22,736)
    Repurchase of Old Common Stock .................................           --       (92,262)
    Proceeds from sale of Units ....................................           --        26,667
    Exercise of stock options ......................................           --           336
    Issuance of New Common Stock ...................................           --        13,063
    Repayment of stockholder loans .................................           --           250
    Expenses related to the Recapitalization .......................           --       (13,155)
                                                                       ---------     ---------
        Net cash provided by (used in)
          financing activities .....................................       12,100        (7,937)
                                                                       ---------     ---------

(DECREASE) IN CASH .................................................         (132)         (518)
CASH, BEGINNING OF PERIOD ..........................................          959         1,862
                                                                        ---------     ---------
CASH, END OF PERIOD ................................................    $     827     $   1,344
                                                                        =========     =========
Non-cash Investing and financing activities -
  Redeemable preferred stock issued in lieu of dividends ...........    $   3,021     $   1,993
                                                                        =========     =========

                 See notes to consolidated financial statements.

                                                                       Form 10-Q

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 - Business/Principles of Consolidation

Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999 or any other period. The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended January 31, 1998.

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

Concurrently with the Recapitalization, the Company repaid its borrowings under the Old Credit Agreement and entered into an Amended and Restated Credit Agreement ("New Credit Agreement") providing a $55,000 revolving credit facility, with a sublimit of $5,000 for letters of credit, expiring March 14, 2002, subject to certain maximum levels of borrowings based upon asset levels. The Company used $33,250 of the borrowings under the New Credit Agreement to finance a portion of the Recapitalization. The Company has classified $25,000 and $21,700 of the revolving credit borrowings as long-term liabilities in the accompanying balance sheets at October 31, 1998 and January 31, 1998, respectively, representing, at the respective balance sheet dates, amounts the Company anticipates continually refinancing.

The New Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of consolidated net worth, minimum levels of consolidated EBITDA (as defined therein), minimum interest coverage and maximum leverage ratio. The Company has been required to request and has obtained from its lenders waivers of compliance with these tests for the fiscal quarter ended October 31, 1998.

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

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 254,360 shares ($6,359 liquidation value) through October 31, 1998.

During the nine month period ended November 1, 1997, the Company recorded an extraordinary charge of $2,757, after an applicable income tax benefit, as a result of losses incurred in connection with certain of the above refinancing transactions.

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

NOTE 4 - Special Compensation

In connection with the Recapitalization and refinancings effected during the fiscal year ended January 31, 1998, the Company made significant compensatory payments to members of management during the nine month period ended November 1, 1997. Such amounts related to compensation earned by members of management upon exercise of options, a special transaction bonus and payments under a then existing equity buy-out plan. These payments aggregated $10,915, and are considered by management to be nonrecurring in nature.

NOTE 5 - Inventories

Inventories at October 31, 1998 and January 31, 1998 consisted of the following:

                                              October 31, 1998  January 31, 1998
                                              ----------------  ----------------

         Finished goods                            $36,865          $22,505
         Work-in-process                             9,944            9,830
         Raw materials & supplies                    6,886            9,754
                                                   -------          -------
                                                   $53,695          $42,089
                                                   =======          =======

NOTE 6 - Income (loss) per share

Basic income (loss) per share is computed based upon the average outstanding shares of Class A and Class B Common Stock. For the quarter and nine month periods ended November 1, 1997, the pro forma amounts presented in the statement of operations assume the Recapitalization took place on February 2, 1997 (the beginning of that fiscal year). The following is a computation of basic net income (loss) per share for the quarter and nine month periods ended November 1, 1997 using the historical shares outstanding, and is computed by dividing net income (loss) applicable to each class of Common Stock by the actual average number of common shares outstanding during such periods. Such computation does not give retroactive effect to the Recapitalization.

                                                       Quarter Ended      Nine Months Ended
                                                      November 1, 1997    November 1, 1997
                                                      ----------------    ----------------
         Net income (loss) ..........................      $   341            $(4,904)
         Preferred stock dividends ..................       (1,007)            (1,982)
         Common A preference ........................         (935)            (1,841)
                                                           -------            -------
         Net loss attributable to common stockholders      $(1,600)           $(8,727)
                                                           =======            =======

         Basic income (loss) per share:
         Class A Common:
         Income  before extraordinary item ..........      $  2.87            $  5.03
                                                           =======            =======
         Net income .................................      $  2.87            $  3.43
                                                           =======            =======

         Class B Common:
         Loss before extraordinary item .............      $ (0.35)           $ (1.31)
                                                           =======            =======
         Net loss ...................................      $ (0.35)           $ (1.91)
                                                           =======            =======

         Weighted average shares outstanding:
           Class A Common ...........................          928                928
                                                           =======            =======
           Class B Common ...........................        3,633              3,633
                                                           =======            =======

NOTE 7 - Summarized Financial Data of Certain Wholly-owed Subsidiaries

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                         Anvil Knitwear, Inc.          Cottontops, Inc.
                                       -------------------------   ------------------------
                                       October 31,   January 31,   October 31,  January 31,
                                          1998          1998          1998         1998
                                          ----          ----          ----         ----
Current assets ..................      $  87,176     $  78,473     $   1,839    $   3,825
                                       =========     =========     =========    =========
Total assets ....................      $ 154,546     $ 147,113     $   2,317    $   4,166
                                       =========     =========     =========    =========

Current liabilities .............      $  33,052     $  27,335     $     589    $     550
                                       =========     =========     =========    =========
Long-term liabilities ...........      $ 158,192     $ 154,641     $      --    $   1,854
                                       =========     =========     =========    =========
Total liabilities ...............      $ 191,244     $ 181,976     $     589    $   2,404
                                       =========     =========     =========    =========
Stockholder's equity (deficiency)      $ (36,698)    $ (34,863)    $   1,728    $   1,762
                                       =========     =========     =========    =========

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                           Anvil Knitwear, Inc.                                  Cottontops, Inc.
                            -----------------------------------------------      -----------------------------------------------
                                 Quarter Ended         Nine months Ended            Quarter Ended           Nine months Ended
                            ----------------------   ----------------------      ---------------------    ----------------------
                              Oct 31,      Nov 1,      Oct 31,      Nov 1,         Oct 31,     Nov 1,       Oct 31,     Nov 1,
                               1998         1997        1998         1997           1998        1997         1998        1997
                               ----         ----        ----         ----           ----        ----         ----        ----
Net sales ...............   $  43,400    $  53,708   $  70,475    $ 165,741      $   1,329   $   1,195    $   3,081   $   2,564
Operating (loss) income .   $    (564)   $   4,845   $  10,587    $   8,299      $     105   $    (111)   $     255   $    (354)
Interest expense ........   $   4,630    $   4,322   $  13,726    $  12,160             --          --           --          --
Net (loss) income .......   $  (3,111)   $     341   $  (1,835)   $  (4,904)     $      65   $     (60)   $     154   $    (161)

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

Quarter Ended October 31, 1998 Compared to Quarter Ended November 1, 1997

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                                             Fiscal Quarter Ended
                                                                             --------------------
                                                                          October 31,     November 1,
                                                                             1998            1997
                                                                             ----            ----
Statement  of Operations Data:
  Net sales .......................................................          100.0%          100.0%
  Cost of goods sold ..............................................           86.5            79.6
  Gross profit ....................................................           13.5            20.4
  Selling, general and administrative expenses ....................           14.3            11.0
  Interest expense ................................................           10.7             8.1

Other Data:
  EBITDA (1).......................................................    $1.4 million    $6.8 million
          Percentage of net sales .................................            3.2%           12.6%

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

Net sales for the quarter ended October 31, 1998 decreased $10.3 million (19.2%) to $43.4 million from $53.7 million for the quarter ended November 1, 1997. The decrease in net sales is primarily the result of a decline in units sold of more than 20%. Net sales were also unfavorably impacted by ongoing lower prices for basic T-shirts. The average selling price for all goods sold is approximately the same in both periods, which has been maintained by increasing the percentage of higher priced products, such as henleys and plackets in the Company's product mix. The sharp decrease in the selling prices for basic T-shirts, and lower overall unit sales resulted in the sales decline for the quarter. See "Forward Looking Information," below.

Gross profit for the quarter ended October 31, 1998 declined approximately $5.1 million (46.5%) as gross profit margin declined to 13.5% from 20.4% in the prior year. The primary cause for the reduced gross margin was the aforementioned industry-wide price decreases affecting the Company's basic T-shirt business. In addition, production costs per unit for all products increased due to lower volume and the inefficiencies created by the transition of most sewing operations to offshore locations. A significant increase in the Company's contribution for employee medical benefits continued to unfavorably impact the Company's results of operations. Management is addressing these areas of increasing costs. See "Forward Looking Information," below.

Selling, general and administrative expenses (including distribution expense) for the quarter ended October 31, 1998 increased by $0.3 million (5.1%) to $6.2 million from $5.9 million for the prior year. The increase is primarily the result of higher advertising expenses incurred in promoting new products. As a percentage of net sales, selling, general and administrative expenses increased to 14.3% for the fiscal quarter ended October 31, 1998, from 11.0% in the fiscal quarter ended November 1, 1997. General and administrative and distribution expenses remained approximately the same despite the decline in units shipped. The Company is continuing its efforts to reduce these and other costs as further discussed in "Forward Looking Information," below.

Interest expense for the quarter ended October 31, 1998 was $4.6 million, an increase of $0.3 million (7.1%) from the prior year's quarter. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization, as well as additional requirements to fund current operations. Interest rates were also slightly higher during the current quarter compared to the prior year's quarter.

Net income (loss)

The net loss for the quarter ended October 31, 1998 was $3.1 million compared to net income of $0.3 million for quarter ended November 1, 1997. The factors discussed above accounted for the decline in pre-tax profit of approximately $5.8 million. The benefit for taxes was $2.1 million in the current year's quarter, compared to a provision of $0.2 million in the prior year, representing an effective tax rate of approximately 40% in both periods.

Nine months Ended October 31, 1998 Compared to Nine months Ended November 1,
1997

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                                           Fiscal Nine months Ended
                                                                           ------------------------
                                                                          October 31,     November 1,
                                                                             1998            1997
                                                                             ----            ----
Statement  of Operations Data:
  Net sales ........................................................         100.0%         100.0%
  Cost of goods sold ...............................................          82.1           77.4
  Gross profit .....................................................          17.9           22.6
  Selling, general and administrative expenses .....................          11.2           10.6
  Interest expense .................................................           8.1            7.3

Other Data:
  EBITDA (1) .......................................................  $16.3 million  $24.8 million
    Percentage of net sales ........................................           9.6%          15.0%

(1) EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not a measure of performance under GAAP. The nine month period ended November 1, 1997 excludes a non-recurring charge of $10.9 million for special compensation. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and is used by the Company's creditors in assessing debt covenant compliance. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

Net sales for the nine months ended October 31, 1998 increased $4.7 million (2.9%) to $170.5 million from $165.7 million for the nine months ended November 1, 1997. Units sold for the nine month period ended October 31, 1998 increased approximately 2.6% from the same period of the prior year. However, sales revenues have been unfavorably impacted by ongoing lower prices for basic T-shirts. While the average selling price for all goods sold is approximately the same in both periods, the price has been maintained by increasing the percentage of higher priced products, such as henleys and plackets, in the Company's product mix. See "Forward Looking Information," below.

Gross profit for the nine months ended October 31, 1998 declined approximately $7.0 million (18.7%) despite the $4.7 million increase in sales, as gross profit margin declined to 17.9% from 22.6% in the prior year. This decline is due to lower prices for basic T-shirts and increases in certain production costs. The Company continues to emphasize the sale of products with traditionally higher profit margins such as plackets and henleys, and is taking additional steps to lower production costs. See "Forward Looking Information," below.

Selling, general and administrative expenses (including distribution expense) for the nine months ended October 31, 1998 increased by $1.6 million (9.3%) to $19.1 million from $17.5 million for the prior year. As a percentage of net sales, selling, general and administrative expenses were 11.2% and 10.6% for the fiscal nine month periods ended October 31, 1998 and November 1, 1997, respectively. Selling expenses increased $0.9 million as a result of higher sales volume and increased advertising expenditures. The remaining increase is primarily composed of increased distribution expense due to greater volume, and unusually high first quarter expenditures to meet delivery commitments.

Interest expense for the nine months ended October 31, 1998 was $13.7 million, an increase of $1.6 million (12.9%) from the prior year's period. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization, as well as additional requirements to fund current operations. Interest rates were also slightly higher during the current period compared to the same period of the prior year

Net income (loss)

The net loss for the nine months ended October 31, 1998 was $1.8 million compared to a net loss of $4.9 million for nine months ended November 1, 1997. A decrease in gross profit of $7.0 million was further impacted by higher selling, general and administrative expenses ($1.6 million) and higher interest expense ($1.6 million). In the prior year's period there was a charge of $10.9 million for "special compensation" and an extraordinary charge of $2.8 million (after applicable income tax benefit) on extinguishment of debt. A tax benefit of $1.2 million was recognized in the current period compared to $1.4 million for the same period of the prior year.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. During the first nine months of the current fiscal year, the Company funded its cash requirements chiefly through additional borrowings under its line of credit.

The Company made capital expenditures of approximately $6.1 million and $4.8 million for the fiscal years ended January 31, 1998 and February 1, 1997, respectively. The Company's major capital expenditures related to: (i) improvements to the Company's distribution center in Dillon, South Carolina;
(ii) the acquisition of machinery and equipment; and (iii) the acquisition of management information systems hardware and software. The Company currently anticipates capital expenditures of approximately $5.5 million for fiscal 1998 and has no capital commitments outside the ordinary course of business.

The Company's principal working capital requirements are the financing of accounts receivable and inventories. At October 31, 1998, the Company had net working capital of approximately $54.1 million, including approximately $23.3 million of accounts receivable, $53.7 million of inventories and $33.1 million in accounts payable, accrued expenses and current portion of long-term debt. Inventories have increased significantly due to lower than expected sales in the current quarter, planned increases of higher-priced products in the mix, and additional requirements to concurrently meet domestic demand and support offshore locations. The Company has adjusted its production schedules and anticipates that by fiscal year end, inventory levels will be near budgeted amounts. The Company has classified $25.0 million and $21.7 million of its revolving credit borrowings as long-term liabilities in the accompanying balance sheets at October 31, 1998 and January 31, 1998, respectively, representing, at the respective balance sheet dates, amounts the Company anticipates continually refinancing.

In connection with the Recapitalization, the Company refinanced its existing indebtedness under the Old Credit Agreement. The New Credit Agreement provides for borrowings of up to $55.0 million for working capital and other general corporate purposes, and bears interest, at the Company's option, at LIBOR or prime rate plus a margin. The indebtedness under the New Credit Agreement is guaranteed by Holdings and Anvil's domestic operating subsidiary and is secured by substantially all of Anvil's assets and a pledge by Holdings of all of the capital stock of Anvil. At October 31, 1998, the Company had $33.8 million outstanding borrowings under the New Credit Agreement at an interest rate of approximately 8.2%.

The New Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of consolidated net worth, minimum levels of consolidated EBITDA (as defined therein), minimum interest coverage and maximum leverage ratio. The Company has been required to request and has obtained from its lenders waivers of compliance with these tests for the fiscal quarter ended October 31, 1998.

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 199; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet quantified the impact on its financial statements nor determined the timing or method of adopting SFAS No. 133.

Year 2000 Issues

The Company's comprehensive Year 2000 plan is being implemented and is nearing completion. As projected, there are no material hardware or software costs associated with this issue, beyond the budgeted costs for software and hardware needed for normal business requirements. The Company has upgraded many of its major systems over the last few years and they are Year 2000 compliant.

The Company has made substantial investment in upgrading its computer hardware. It is estimated that 95% of its hardware is Year 2000 compliant with the remainder estimated to be compliant by the end of the Company's fiscal year. Also, 85-95% of the Company's critical software systems are Year 2000 compliant with the remainder scheduled for completion by the end of the Company's fiscal year.

The Company has assigned a senior Information Technology staff member as its full time Year 2000 project leader to maintain progress and to monitor this project. A questionnaire has been sent to critical vendors, service providers and select customers to verify their Year 2000 readiness. A substantial number of responses have been received, and to date they do not indicate any material compliance concerns.

Since the Company expects all critical systems to be Year 2000 compliant by fiscal year end, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could adversely affect the Company's results of operations, liquidity and financial condition.

Forward-Looking Information

For the past fiscal year, the Company has been experiencing the adverse effects of a decline in selling prices of basic T-shirts, the Company's primary product. This industry-wide trend of relatively low average selling prices for basic T-shirts is beyond the Company's control and has continued into the fourth fiscal quarter. The Company has been able to slightly lessen the effect of these pricing pressures by: (i) continuing to emphasize new higher priced products and de-emphasize certain basic T-shirt sales; (ii) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and
(iii) moving a majority of its sewing operations offshore to take advantage of lower wage rates. Following are some of the Company's specific actions and plans to effect favorable changes in these three areas.

1. On a year to date basis, the Company has been able to increase the percentage of sales of what it considers its "higher priced" products. More favorable gross margins on these products have partially offset the decline in gross margins on basic T-shirts. The Company plans to continue this strategy.

2. During the last five fiscal years, the Company has invested in excess of $35 million to modernize and expand its manufacturing and distribution facilities to improve quality, reduce costs, manage inventories and shorten textile production cycles. In fiscal 1997, the Company began full utilization of its centralized distribution facility and is continuing to refine its textile manufacturing processes to shorten production cycles. In addition, the Company has negotiated what it considers advantageous yarn purchase commitments to take advantage of a recent downward trend in the price of yarn, and has restructured its employee medical plan for fiscal 1999. While no assurances can be given, Management believes that the aforementioned changes will significantly contribute to lower unit costs in future fiscal quarters.

3. Increased competition has caused many domestic apparel manufacturers to move a portion of their sewing operations offshore to lower costs. The Company has recently moved a significant portion of its sewing activities offshore to take advantage of these lower offshore wage rates and may further increase its offshore sewing operations to the extent necessary to meet competition. The initial impact of moving offshore was to increase unit costs due to inefficiencies in production, more irregulars, etc. Management believes these inefficiencies have abated in recent months. Because of this increasing shift to offshore production, the Company closed and sold one of its smaller sewing facilities during fiscal 1997, and has ceased operations at two other facilities in 1998.

Cautionary Statement Regarding Forward-Looking Information

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following factors are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1. Changes in economic conditions, in particular those which affect the activewear market.
2. Changes in the availability and/or price of cotton yarn, in particular if increases in the price of cotton yarn are not passed along to the Company's customers.
3.    Changes in senior management or control of the Company.
4.    Inability to obtain new customers or retain existing ones.
5. Significant changes in competitive factors, including product pricing conditions, affecting the Company.
6. Governmental/regulatory actions and initiatives, including, those affecting financings.
7. Significant changes from expectations in actual capital expenditures and operating expenses.
8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.
9.    Significant changes in rates of interest, inflation or taxes.
10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.
11. Changes in accounting principles and/or the application of such principles to the Company.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

See Notes 2 and 3 to Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1   Restated Certificate of Incorporation of Holdings.

10.1 Amendment No. 2 and Waiver dated as of May 21, 1998 to Amended and Restated Credit Agreement, dated as of March 14, 1997, among Anvil, as Borrower, Holdings, Cottontops and certain subsidiaries, as Guarantors, the Banks Identified therein as lending institutions, NationsBank, N.A. ("NationsBank"), as Agent, and Bank of America Illinois, Banque Nationale de Paris and Heller Financial Inc., as co-agents. (The "New Credit Agreement" ).

10.2 Amendment No. 3 and Waiver dated as of September 11, 1998 to the New Credit Agreement.

10.3 Waiver dated December 11, 1998 among the Banks, the Agent and the Borrower as parties to the New Credit Agreement.

10.4 Management Agreement dated as of November 3, 1998 among Anvil, Holdings, Cottontops, and Bruckmann, Rosser, Sherrill & Co., Inc.

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

ANVIL HOLDINGS, INC.
(Registrant)


/s/ Pasquale Branchizio
------------------------------
Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)

Dated: December 15, 1998