Form 10-Q
period 1999-05-01
ANVIL HOLDINGS INC
filed 1999-06-15
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                   For the Quarterly Period Ended May 1, 1999

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

                                 Yes _X__ No __

At June 15, 1999 there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS



                                                                                                          PAGE


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of May 1, 1999 (Unaudited)
                  and January 30,1999..............................................................         3

                  Unaudited Consolidated Statements of Operations for the
                  Fiscal Quarters Ended May 1, 1999 and May 2, 1998................................         4

                  Unaudited Consolidated Statements of Cash Flows for the
                  Fiscal Quarters Ended May 1, 1999 and May 2, 1998................................         5

                  Notes to Consolidated Financial Statements.......................................         6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................         9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK....................................................................         15


PART II.  OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................         16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................         16

SIGNATURES.........................................................................................         17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                           MAY 1,           JANUARY 30,
                                                                            1999               1999*
                                                                            ----               -----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................. $   7,829         $   3,397
  Accounts receivable, less allowances for doubtful accounts of
    $837 and $635.......................................................    31,058            31,232
  Inventories...........................................................    39,295            41,356
  Prepaid and refundable income taxes...................................     1,576             1,704
  Deferred income taxes.................................................     2,353             2,353
  Prepaid expenses and other current assets.............................       960               706
                                                                          --------          --------
              Total current assets......................................    83,071            80,748

PROPERTY, PLANT AND EQUIPMENT--Net......................................    36,114            37,536
DEFERRED INCOME TAXES...................................................     3,823             3,823
INTANGIBLE ASSETS--Net .................................................    24,279            24,529
 OTHER ASSETS...........................................................     4,130             4,294
                                                                          --------          --------
                                                                         $ 151,417         $ 150,930
                                                                          --------          --------
                                                                          --------          --------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable...................................................... $  10,209          $  7,181
  Accrued expenses and other current liabilities........................    13,323            16,652
  Current portion of revolving credit loans.............................     4,918             6,500
  Current portion of  term loan.........................................     2,345                -
                                                                          --------          --------
              Total current liabilities.................................    30,795            30,333
                                                                          --------          --------

LONG-TERM PORTION OF REVOLVING CREDIT LOANS.............................    16,000            25,000
                                                                          --------          --------
LONG-TERM PORTION OF TERM LOAN..........................................     9,380                 -
                                                                          --------          --------
10-7/8% SENIOR NOTES....................................................   126,933           126,835
                                                                          --------          --------
DEFERRED INCOME TAXES...................................................     5,276             5,276
                                                                          --------          --------
OTHER LONG-TERM OBLIGATIONS.............................................     1,785             1,744
                                                                          --------          --------

REDEEMABLE PREFERRED STOCK
     (Liquidation value $38,761and $37,541).............................    37,435            36,139
                                                                          --------          --------

STOCKHOLDERS' DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $37,724 and $36,568).....................................         3                 3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares...................................        36                36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
    Additional paid-in capital..........................................    12,803            12,803
    Retained deficit....................................................   (89,029)          (87,239)
                                                                          --------          --------
              Total stockholders' deficiency............................   (76,187)          (74,397)
                                                                          --------          --------
                                                                         $ 151,417         $ 150,930
                                                                          --------          --------
                                                                          --------          --------

* Derived from audited financial statements.

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)



                                                                      Fiscal Quarter Ended
                                                                      --------------------
                                                                      MAY 1,       MAY 2,
                                                                      1999          1998
                                                                      ----          ----
                                                                           (Unaudited)

         NET SALES..............................................     $ 52,411     $ 64,892
         COST OF GOODS SOLD.....................................       41,333       51,831
                                                                       ------       ------
                Gross profit....................................       11,078       13,061
         SELLING, GENERAL AND ADMINISTRATIVE
            EXPENSES............................................        6,068        6,892

         AMORTIZATION OF INTANGIBLE ASSETS......................          250          250
                                                                       ------       ------
                Operating income................................        4,760        5,919

         OTHER INCOME (EXPENSE):
             Interest expense...................................       (4,274)      (4,268)
             Interest income and other expense--net.............         (265)        (281)
                                                                        ------       ------

         INCOME BEFORE PROVISION  FOR INCOME
             TAXES AND EXTRAORDINARY ITEM.......................          221        1,370

         PROVISION FOR INCOME TAXES.............................           88          548
                                                                       ------       ------

         INCOME BEFORE EXTRAORDINARY ITEM.......................          133          822
         EXTRAORDINARY ITEM - Loss on extinguishment
             of debt (net of tax benefit of $417)...............         (627)           -
                                                                       ------       ------

         NET (LOSS) INCOME......................................         (494)         822
         Less:   Preferred Stock  dividends.....................       (1,255)      (1,075)
                 Common A preference ...........................       (1,156)      (1,010)
                                                                       ------       ------
         NET (LOSS ) ATTRIBUTABLE TO
             COMMON STOCKHOLDERS................................      $(2,905)     $(1,280)
                                                                       ------       ------
                                                                       ------       ------

         BASIC INCOME (LOSS) PER COMMON SHARE
         Class A Common Stock:
            Income (loss) before extraordinary item.............       $ 3.40        $3.15
            Extraordinary item..................................        (0.16)          -
                                                                       ------       ------
            Net income..........................................       $ 3.24       $ 3.15
                                                                       ------       ------
                                                                       ------       ------

         Class B Common Stock:
            Income (loss) before extraordinary item.............      $ (0.59)      $(0.33)
            Extraordinary item..................................        (0.16)          -
                                                                       ------       ------
            Net income..........................................      $ (0.75)      $(0.33)
                                                                       ------       ------
                                                                       ------       ------

         Weighted average shares used in computation of basic income (loss) per share:
           Class A Common.......................................          290          290
                                                                       ------       ------
                                                                       ------       ------
           Class B Common.......................................        3,590        3,590
                                                                       ------       ------
                                                                       ------       ------




                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                                          For the Quarter Ended
                                                                         ----------------------
                                                                         MAY 1,           MAY 2,
                                                                          1999             1998
                                                                          ----             ----
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income...........................................        $   (494)        $   822
    Adjustments to reconcile net (loss) income to net
       cash provided by (used in)  operating activities:
    Depreciation and amortization of fixed assets...............           1,778           1,681
    Amortization of other assets................................             528             527
    Loss on extinguishment of debt..............................             627             -
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable.........................................             104         (10,426)
    Inventories.................................................           2,061          (3,237)
    Prepaid and refundable income taxes.........................             128             730
    Accounts payable............................................           3,028              81
    Accrued expenses & other liabilities........................          (3,288)         (2,668)
    Current portion of long-term debt...........................             -            11,300
    Other--net..................................................            (827)             (6)
                                                                       ----------     -----------
         Net cash provided by (used in)  operating activities...           3,645          (1,196)
                                                                       ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment--net....................            (356)         (1,531)
                                                                       ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of  Term Loan.....................................          11,725             -
     Proceeds of Revolving Credit Agreement.....................          19,566             -
    (Repayments) borrowings under revolving credit agreements...         (30,148)          3,300
                                                                       ----------     -----------
         Net cash provided by financing activities..............           1,143           3,300
                                                                       ----------     -----------

INCREASE IN CASH................................................           4,432             573
CASH, BEGINNING OF PERIOD.......................................           3,397             959
                                                                       ----------     -----------
CASH, END OF PERIOD.............................................          $7,829          $1,532
                                                                       ----------     -----------
                                                                       ----------     -----------










                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES            FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 -BUSINESS/PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000, or any other period. The balance sheet at January 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended January 30, 1999.

As used herein, the "Company" refers to Anvil Holdings, Inc. ("Holdings"), including, in some instances, its wholly owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), and its other subsidiaries, as appropriate to the context. The Company is engaged in the business of designing, manufacturing and marketing quality casual knitwear and athletic wear for men, women and children. The Company markets and distributes its products, under private label and its own brand names, primarily to wholesalers and screen printers, principally in the United States. The Company's operations are on a "52/53-week" fiscal year ending on the Saturday closest to January 31. The accompanying consolidated financial statements include the accounts of the Company, after elimination of significant intercompany accounts and transactions.

NOTE 2  - REFINANCING AND EXTRAORDINARY ITEM

Effective March 14, 1997, concurrent with a recapitalization which resulted in the Company's present capital structure, Anvil entered into a Credit Agreement (the "Credit Agreement") providing a $55,000 revolving credit facility, subject to certain maximum levels of borrowings based upon asset levels. At January 30, 1999, the amount outstanding under the Credit Agreement was $31,500, bearing interest at 7.94%. Effective March 11, 1999, all amounts due under the Credit Agreement were repaid from the proceeds of a new loan agreement (the "Loan Agreement") more fully described below.

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan is in the principal amount of $11,725, payable in 20 equal quarterly principal installments of $586, commencing July 1, 1999.

Anvil borrowed $19,566 under the Revolving Credit Facility provided by the same lender. The net proceeds of the Loan Agreement were used to repay all amounts due under the Credit Agreement. The Revolving Credit Facility expires March 11, 2002, and amounts due under it and the Term Loan are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation

("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At May 1, 1999, there was $20,918 outstanding under the revolving Credit Facility at an interest rate of 7.40%.

The Company has classified $16,000 and $25,000 of its revolving credit loans as a long-term liability at May 1, 1999 and January 30, 1999, respectively, which represent amounts at such dates which the Company anticipated to continually refinance.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 350,428 shares ($8,761 liquidation value) through May 1, 1999.

During the quarter ended May 1, 1999, the Company recorded an extraordinary charge of $1,044, before a tax benefit of $417, to write off deferred financing and interest hedging costs relating to the repayment of the Credit Agreement.

NOTE  3  -  INVENTORIES

Inventories at May 1, 1999 and January 30, 1999 consisted of the following:


                                               May 1, 1999     January 30, 1999
                                               -----------     ----------------

      Finished goods                               $17,849          $26,313
      Work-in-process                               13,358            9,441
      Raw materials & supplies                       8,088            5,602
                                                  --------        ---------
                                                   $39,295          $41,356
                                                  --------        ---------
                                                  --------        ---------

NOTE 4 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.


                                                      ANVIL KNITWEAR, INC.             COTTONTOPS, INC.
                                                    -----------------------          ----------------------
                                                    MAY 1,      JANUARY 30,          MAY 1,     JANUARY 30,
                                                     1999           1999              1999         1999
                                                     ----           ----              ----         ----
   Current assets............................      $   83,071     $  80,748         $ 1,286       $   882
                                                   ----------     ---------         -------       -------
                                                   ----------     ---------         -------       -------
   Total assets..............................       $ 151,417      $150,930         $ 1,622        $1,863
                                                   ----------     ---------         -------       -------
                                                   ----------     ---------         -------       -------

   Current liabilities.......................      $   30,795    $   30,333         $    472     $    287
                                                   ----------     ---------         -------       -------
                                                   ----------     ---------         -------       -------
   Long-term liabilities.....................       $ 159,374     $ 158,855              -              -
                                                   ----------     ---------         -------       -------
                                                   ----------     ---------         -------       -------
   Total liabilities.........................       $ 190,169     $ 189,188         $   472      $    287
                                                   ----------     ---------         -------       -------
                                                   ----------     ---------         -------       -------
   Stockholder's equity (deficiency).........      $  (38,752)   $  (38,258)        $ 1,150       $ 1,576
                                                   ----------     ---------         -------       -------
                                                   ----------     ---------         -------       -------

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:



                          ANVIL KNITWEAR, INC.   COTTONTOPS, INC.
                          --------------------   ----------------
                              QUARTER ENDED       QUARTER ENDED
                          --------------------   ----------------
                            MAY 1,   MAY 2,      MAY 1,   MAY 2,
                             1999     1998        1999     1998
                             ----     ----        ----     ----
Net sales................  $ 52,411  $ 64,892    $  626     $  832
Operating income (loss)..  $  4,760  $  5,919    $ (431)    $  106
Interest expense.........  $  4,274  $  4,268         -          -
Net (loss) income........  $   (494) $    822    $( 256)    $   96



Holdings and Cottontops have fully and unconditionally, jointly and severally, guaranteed the Series A Senior Notes and the Series B Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holdings' only direct subsidiary. In addition to Cottontops, Anvil has three other non-guarantor direct subsidiaries: Anvil (Czech), Inc., a Delaware corporation, A.K.H., S.A., organized in Honduras and Livna, Limitada organized in El Salvador and one non-guarantor indirect subsidiary, Anvil s.r.o., organized in the Czech Republic (a direct subsidiary of Anvil (Czech), Inc.) (collectively, the "Non-Guarantor Subsidiaries"). Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company's results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company's customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure from time to time in response to industry-wide price changes. In the basic T-shirt market, for example, the Company generally does not lead its competitors in setting the current pricing structure and modifies its prices to the extent necessary to remain competitive with prices set by its competitors in this market.

The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operations.

The largest component of the Company's cost of goods sold is the cost of yarn. Unlike certain of its competitors, the Company does not spin its own yarn. Instead, the Company obtains substantially all of its yarn from five yarn suppliers, generally placing orders for quantities ranging from 30 days' to a one year's supply, and occasionally even longer periods, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, the Company has been successful in mitigating the impact of fluctuating yarn prices. Over the past several fiscal quarters, yarn prices have exhibited a significant downward trend and management has taken steps to adjust the Company's purchase commitments to take advantage of the declining prices.

QUARTER ENDED MAY 1, 1999 COMPARED TO QUARTER ENDED MAY 2, 1998

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                          Fiscal Quarter Ended
                                                         -----------------------
                                                         MAY 1,           MAY 2,
                                                          1999             1998
                                                          ----             ----
STATEMENT  OF OPERATIONS DATA:
  Net sales.........................................        100.0%           100.0%
  Cost of goods sold................................         78.9             79.9
  Gross profit......................................         21.1             20.1
  Selling, general and administrative expenses......         11.6             10.6
  Interest expense..................................          8.2              6.6

OTHER DATA:
  EBITDA (1)........................................  $6.8 million     $7.9 million
          Percentage of net sales...................         13.0%            12.7%

  (1) EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not a measure of performance under GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

NET SALES for the quarter ended May 1, 1999 decreased $12.5 million (19.2%) to $52.4 million from $64.9 million for the quarter ended May 2, 1998. The decrease in net sales is the result of a decline in units sold of nearly 13% and a decline in the average selling price for all goods sold of approximately 7%. Although the Company has been increasing its percentage sales of higher priced products, such as henleys and plackets, a continuing decrease in selling prices and lower overall unit sales resulted in the sales decline for the quarter. See "Forward Looking Information," below.

GROSS PROFIT for the quarter ended May 1, 1999 declined approximately $2.0 million (15.2%) despite a 1% increase in overall gross profit margin from 20.1% in the prior year's quarter to 21.1% in the quarter ended May 1, 1999. The reduced gross profit was the result of lower sales, partially offset by lower production costs per unit. The improvement in unit production costs is the direct result of lower yarn prices in the current quarter as well as lower sewing costs due to a higher percentage of offshore labor being used in the current quarter as compared to the same period last year. See "Forward Looking Information," below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended May 1, 1999 decreased by $0.8 million (12.0%) to $6.1 million from $6.9 million for the prior year. The decrease is primarily the result of a selling expense decline of approximately $0.4 million resulting from sales staff reductions and lower general and administrative expenses ($0.1 million) due to cost efficiencies effected in the Company's medical benefit programs. In addition, the prior year's quarter contains unusually high freight costs to meet delivery requirements. The Company's continuing efforts to reduce these and other costs are further discussed in "Forward Looking Information," below.

INTEREST EXPENSE for the quarter ended May 1, 1999 was approximately the same as the prior year's quarter, as rates and borrowing levels in both periods were comparable.

INCOME BEFORE EXTRAORDINARY ITEM AND NET INCOME

Income before extraordinary item was $0.1 million compared to $0.8 million for the quarter ended May 2, 1998. The factors discussed above accounted for a decline in pre-tax profit of approximately $1.2 million. The provision for taxes was $0.1 million in the quarter ended May 1, 1999 compared to $0.5 million in the prior year, representing an effective tax rate of approximately 40% in both periods. An extraordinary charge of $0.6 million (after taxes) relating to the Company's refinancing brought the net loss to $0.5 million in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $6.1 million in year ended January 31, 1998 and $5.6 million in the year ended January 30, 1999. The Company's major capital expenditures related to: (i) improvements to the 660,000 square foot distribution center in Dillon, South Carolina; (ii) the acquisition of machinery and equipment; and (iii) the acquisition of management information systems hardware and software. Beginning with the current fiscal year, the Company anticipates the level of capital expenditures to decline to an annual rate of approximately $3.0 to $4.0 million and has no material capital commitments for the next twelve months outside of the ordinary course of business.

The Company's principal working capital requirements are financing accounts receivable and inventories. At May 1, 1999, the Company had net working capital of approximately $52.3 million, including approximately $7.8 million of cash and cash equivalents, $31.1 million of accounts receivable, $39.3 million of inventories, $4.9 million of other current assets; and $30.8 million in accounts payable and other current liabilities.

Effective March 14, 1997, Anvil entered into a Credit Agreement (the "Credit Agreement") providing a $55.0 million revolving credit facility, subject to certain maximum levels of borrowings based upon asset levels. At January 30, 1999, the amount outstanding under the Credit Agreement was $31.5 million, bearing interest at 7.94%. Effective March 11, 1999, all amounts due under the Credit Agreement were repaid from the proceeds of a new loan agreement, more fully described below.

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60.0 million consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan is in the principal amount of $11.7 million, payable in 20 equal quarterly principal installments of $0.6 million commencing July 1, 1999.

Anvil borrowed $19.6 million under the Revolving Credit Facility provided by the same lender. The net proceeds of the Loan Agreement were used to repay all amounts due under the Credit Agreement. The Revolving Credit Facility expires March 11, 2002, and amounts due under it and the Term Loan are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc. ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At May 1, 1999, there was $20.9 million outstanding under the Revolving Credit Facility at an interest rate of 7.40%

The Company has classified $16.0 million and $25.0 million of its revolving credit loans as a long-term liability at May 1, 1999 and January 30, 1999, respectively, which represent amounts at such dates which the Company anticipates to continually refinance.

The Company's ability to satisfy its debt obligations, including, in the case of Anvil, to pay principal and interest on the Senior Notes and, in the case of Holdings, to pay principal and interest on the Exchange Debentures, if issued, to perform its obligations under its guarantees and to pay cash dividends on the Senior Preferred Stock, will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Loan Agreement. However, the Company may be required to refinance a portion of the principal of the Senior Notes and, if issued, the Exchange Debentures prior to their maturity and, if the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that if any of these remedies are necessary, they could be effected on satisfactory terms, if at all.

Holdings has no independent operations with its sole asset being the capital stock of Anvil, which stock is pledged to secure the obligations under the Loan Agreement. As a holding company, Holdings' ability to pay cash dividends on the Senior Preferred Stock or, if issued, principal and interest on the debentures into which the Senior Preferred Stock is convertible (the "Exchange Debentures") is dependent upon the earnings of Anvil and its subsidiaries and their ability to declare dividends or make other intercompany transfers to Holdings. Under the terms of the Senior Indenture, Anvil may incur certain indebtedness pursuant to agreements that may restrict its ability to pay such dividends or other intercompany transfers necessary to service Holdings' obligations, including its obligations under the terms of the Senior Preferred Stock and, if issued, the Exchange Debentures. The Senior Note Indenture restricts, among other things, Anvil's and certain of its subsidiaries' ability to pay dividends or make certain other "restricted" payments (except to the extent, among other things, the restricted payments are less than 50% of the Consolidated Net Income of Anvil [as defined therein]), to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make certain investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. Neither the Senior Note Indenture nor the Loan Agreement restricts Anvil's subsidiaries from declaring dividends or making other intercompany transfers to Anvil.

The Company believes that based upon current and anticipated levels of operations, funds generated from operations, together with other available sources of liquidity, including borrowings under the Loan Agreement, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures, fund working capital requirements and satisfy its debt service requirements.

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

YEAR 2000 ISSUES

The Company's comprehensive Year 2000 Plan has been substantially implemented. A senior Information Technology staff member continues to monitor the Company's Year 2000 Plan.

Over the past several years, the Company has upgraded its major software systems, which are now Year 2000 compliant. Confirmations have been received from the Company's software vendors and testing to date has confirmed their compliance. The Company is in the process of installing new accounts payable and general ledger systems which are Year 2000 compliant. The target completion date for the installation is the third quarter of 1999. However, even if installation is delayed, the existing general ledger system can be made Year 2000 compliant with minimal programming work. The Company has also upgraded and made Year 2000 compliant its major computer hardware and the systems that interface with its sales force and significant customers. Although the Company has no means of ensuring that all external agents will be Year 2000 compliant, it has sent questionnaires to critical vendors, service providers, and select customer to verify their Year 2000 readiness. A substantial number of responses have been received and they do not indicate any material compliance concern. The Company is constantly updating its contingency plans. Some of the areas being reviewed include maintaining increased inventory in key products, identifying alternate sources for critical materials, services and utilities, and instituting a 24-hour hotline with key personnel on call.

The Company does not anticipate any material future costs relating to Year 200 implementation, beyond normal business requirements.


FORWARD-LOOKING INFORMATION

The Company has been experiencing the adverse effects of an industry-wide decline in selling prices. This trend of relatively low average selling prices is beyond the Company's control and has continued into the current fiscal year. The Company has been able to slightly lessen the effect of these pricing pressures by: (i) continuing to emphasize new higher priced products and de-emphasize certain basic T-shirt sales; (ii) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and (iii) moving a substantial majority of its sewing operations offshore to take advantage of lower wage rates. Following are some of the Company's specific actions and plans to effect favorable changes in these three areas.

1. The Company has been able to increase the percentage of sales of what it considers its "higher priced" products. More favorable gross margins on these products have partially offset the decline in gross margins on basic T-shirts. The Company plans to continue this strategy.

2. During the last five fiscal years, the Company has invested in excess of $32 million to modernize and expand its manufacturing and distribution facilities to improve quality, reduce costs, manage inventories and shorten textile production cycles. In fiscal 1997, the Company began full utilization of its centralized distribution facility and is continuing to refine its textile manufacturing processes to shorten production cycles. In addition, the Company has negotiated what it considers advantageous yarn purchase commitments to take advantage of a recent downward trend in the price of yarn, and has restructured its employee medical plan for the current fiscal year. While no assurances can be given, Management believes that the aforementioned changes will significantly contribute to lower unit costs in the future.

3. Increased competition has caused many domestic apparel manufacturers to move a portion of their sewing operations offshore to lower costs. The Company has moved a substantial majority of its sewing activities offshore to take advantage of these lower offshore wage rates and may further increase its offshore sewing operations to the extent necessary to increase production. The initial impact of moving offshore resulted in an increase in unit costs due to inefficiencies in production, more irregulars, etc. Management believes these inefficiencies have abated in recent months. Because of this increasing shift to offshore production, the Company closed and sold one of its smaller domestic sewing facilities during fiscal 1997, and ceased operations at two other domestic facilities in 1998. During the fiscal quarter ended May 1, 1999, the Company also announced a substantial reduction in sewing personnel at its Mullins, South Carolina facility.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following factors are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1. Changes in economic conditions, in particular those which affect the activewear market.
2. Changes in the availability and/or price of yarn, in particular, if increases in the price of yarn are not passed along to the Company's customers.
3.   Changes in senior management or control of the Company.
4.   Inability to obtain new customers or retain existing ones.

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

The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 1999 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its potential exposure to market risk is not material. The Company has an interest rate swap agreement in place to hedge its exposure to interest rate risk.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 2 to Financial Statements.

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






Dated: June 15, 1999