Form 10-Q
period 1999-07-31
ANVIL HOLDINGS INC
filed 1999-09-14
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended July 31, 1999

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

                                Yes |X|  No |_|

At September 14, 1999 there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of July 31, 1999 (Unaudited)
                  and January 30, 1999.............................................   3

                  Unaudited Consolidated Statements of Operations for the
                  Six Months and Quarters Ended July 31, 1999 and
                   August 1, 1998..................................................   4

                  Unaudited Consolidated Statements of Cash Flows for the
                  Six Months Ended July 31, 1999 and August 1, 1998................   5

                  Notes to Consolidated Financial Statements.......................   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................   9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK....................................................  16

PART II.  OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................  16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  16

SIGNATURES.........................................................................  17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                           JULY 31,    JANUARY 30,
                                                                             1999         1999*
                                                                           ---------    ---------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................................  $   2,608    $   3,397
  Accounts receivable, less allowances for doubtful accounts of
    $1,039 and $635 .....................................................     25,985       31,232
  Inventories ...........................................................     37,925       41,356
  Prepaid and refundable income taxes ...................................        374        1,704
  Deferred income taxes .................................................      2,353        2,353
  Prepaid expenses and other current assets .............................      1,274          706
                                                                           ---------    ---------
              Total current assets ......................................     70,519       80,748

PROPERTY, PLANT AND EQUIPMENT--Net ......................................     34,894       37,536
DEFERRED INCOME TAXES ...................................................      3,823        3,823
INTANGIBLE ASSETS--Net ..................................................     24,050       24,529
OTHER ASSETS ............................................................      3,988        4,294
                                                                           ---------    ---------
                                                                           $ 137,274    $ 150,930
                                                                           =========    =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable ......................................................  $   7,652    $   7,181
  Accrued expenses and other current liabilities ........................     17,377       16,652
  Current portion of revolving credit loans .............................      3,904        6,500
  Current portion of  term loan .........................................      2,345         --
                                                                           ---------    ---------
                  Total current liabilities .............................     31,278       30,333
                                                                           ---------    ---------

LONG-TERM PORTION OF REVOLVING CREDIT LOAN ..............................       --         25,000
                                                                           ---------    ---------
LONG-TERM PORTION OF  TERM LOAN .........................................      8,794         --
                                                                           ---------    ---------
10-7/8% SENIOR NOTES ....................................................    127,030      126,835
                                                                           ---------    ---------
DEFERRED INCOME TAXES ...................................................      5,276        5,276
                                                                           ---------    ---------
OTHER LONG-TERM OBLIGATIONS .............................................      1,810        1,744
                                                                           ---------    ---------

REDEEMABLE PREFERRED STOCK
     (Liquidation value $40,020 and $37,541) ............................     38,742       36,139
                                                                           ---------    ---------

STOCKHOLDERS' DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 (aggregate liquidation
        value, $38,890 and $36,568) .....................................          3            3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares ...................................         36           36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
    Additional paid-in capital ..........................................     12,803       12,803
    Retained deficit ....................................................    (88,498)     (87,239)
                                                                           ---------    ---------
           Total stockholders' deficiency ...............................    (75,656)     (74,397)
                                                                           ---------    ---------
                                                                           $ 137,274    $ 150,930
                                                                           =========    =========

* Derived from audited financial statements.

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                                          FISCAL QUARTER ENDED     FISCAL SIX MONTHS ENDED
                                                                          --------------------     -----------------------
                                                                          JULY 31,    AUGUST 1,     JULY 31,    AUGUST 1,
                                                                           1999         1998         1999         1998
                                                                         ---------    ---------    ---------    ---------
                                                                                             (Unaudited)
NET SALES ............................................................   $  51,770    $  62,183    $ 104,181    $ 127,075
COST OF GOODS SOLD ...................................................      38,849       50,669       80,182      102,500
                                                                         ---------    ---------    ---------    ---------
       Gross profit ..................................................      12,921       11,514       23,999       24,575
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ..........................................................       5,389        6,053       11,457       12,945

AMORTIZATION OF INTANGIBLE ASSETS ....................................         229          229          479          479
                                                                         ---------    ---------    ---------    ---------
       Operating income ..............................................       7,303        5,232       12,063       11,151

OTHER INCOME (EXPENSE):
    Interest expense .................................................      (4,003)      (4,296)      (8,277)      (8,564)
    Interest income and other expense--net ...........................        (241)        (180)        (506)        (461)
                                                                         ---------    ---------    ---------    ---------

INCOME BEFORE PROVISION  FOR INCOME
    TAXES AND EXTRAORDINARY ITEM .....................................       3,059          756        3,280        2,126

PROVISION FOR INCOME TAXES ...........................................       1,223          302        1,311          850
                                                                         ---------    ---------    ---------    ---------

INCOME BEFORE EXTRAORDINARY ITEM .....................................       1,836          454        1,969        1,276
EXTRAORDINARY ITEM - Loss on extinguishment
    of  debt (net of tax benefit of  $417) ...........................        --           --           (627)        --
                                                                         ---------    ---------    ---------    ---------

NET INCOME ...........................................................       1,836          454        1,342        1,276
Less: Preferred Stock dividends ......................................      (1,265)      (1,109)      (2,520)      (2,184)
           Common A preference .......................................      (1,166)      (1,042)      (2,322)      (2,052)
                                                                         ---------    ---------    ---------    ---------
NET (LOSS) ATTRIBUTABLE TO
    COMMON STOCKHOLDERS ..............................................   $    (595)   $  (1,697)   $  (3,500)   $  (2,960)
                                                                         =========    =========    =========    =========

BASIC INCOME (LOSS) PER COMMON SHARE
Class A Common Stock:
   Income before extraordinary item ..................................   $    3.87    $    3.16    $    7.27    $    6.31
   Extraordinary item ................................................        --           --          (0.16)        --
                                                                         ---------    ---------    ---------    ---------
   Net income ........................................................   $    3.87    $    3.16    $    7.11    $    6.31
                                                                         =========    =========    =========    =========

Class B Common Stock:
   (Loss) before extraordinary item ..................................   $   (0.15)   $   (0.44)   $   (0.74)   $   (0.76)
   Extraordinary item ................................................        --           --          (0.16)        --
                                                                         ---------    ---------    ---------    ---------
   Net (loss) ........................................................   $   (0.15)   $   (0.44)   $   (0.90)   $   (0.76)
                                                                         =========    =========    =========    =========

Weighted average shares used in computation of basic income (loss) per share:
  Class A Common .....................................................         290          290          290          290
                                                                         =========    =========    =========    =========
  Class B Common .....................................................       3,590        3,590        3,590        3,590
                                                                         =========    =========    =========    =========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                        (In Thousands, Except Share Data)

                                                                  FISCAL SIX MONTHS ENDED
                                                                  -----------------------
                                                                   JULY 31,    AUGUST 1,
                                                                     1999        1998
                                                                   --------    --------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................   $  1,342    $  1,276
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets ..............      3,460       3,276
    Amortization of other assets ...............................      1,014       1,011
    Loss on extinguishment of debt .............................        627        --
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable ........................................      5,177      (3,617)
    Inventories ................................................      3,431      (8,281)
    Prepaid and refundable income taxes ........................      1,330         994
    Accounts payable ...........................................        471       1,220
    Accrued expenses & other liabilities .......................        791       1,690
   Current portion of long-term debt ...........................       (251)      3,000
    Other--net .................................................       (906)       (359)
                                                                   --------    --------
           Net cash provided by operating activities ...........     16,486         210
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment--net ...................       (818)     (2,798)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of  Term Loan ....................................     11,139        --
    (Repayments) borrowings under revolving credit agreements ..    (27,596)      3,300
                                                                   --------    --------
         Net cash (used) provided by financing activities ......    (16,457)      3,300
                                                                   --------    --------

 (DECREASE) INCREASE IN CASH ...................................       (789)        712
CASH, BEGINNING OF PERIOD ......................................      3,397         959
                                                                   --------    --------
CASH, END OF PERIOD ............................................   $  2,608    $  1,671
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

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES            FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 -BUSINESS/PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000, or any other period. The balance sheet at January 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended January 30, 1999.

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

NOTE 2 - REFINANCING AND EXTRAORDINARY ITEM

On March 14, 1997, concurrent with a recapitalization which resulted in the Company's present capital structure, Anvil entered into a Credit Agreement (the "Credit Agreement") providing a $55,000 revolving credit facility, subject to certain maximum levels of borrowings based upon asset levels. At January 30, 1999, the amount outstanding under the Credit Agreement was $31,500, bearing interest at 7.94%. All amounts due under the Credit Agreement were repaid from the proceeds of a new loan agreement more fully described below.

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586, which commenced on July 1, 1999. Anvil also borrowed $19,566 under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At July 31, 1999, there was $3,904 outstanding under the Revolving Credit Facility at an interest rate of 7.7%

The Company classified $25,000 of its then revolving credit loan as a long-term liability at January 30, 1999, which represents the amount which the Company then anticipated to continually refinance.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 400,816 shares ($10,020 liquidation value) through July 31, 1999.

During the quarter ended May 1, 1999, the Company recorded an extraordinary charge of $1,044, before a tax benefit of $417, to write off deferred financing and interest hedging costs relating to the repayment of the Credit Agreement.

NOTE 3 - INVENTORIES

Inventories at July 31, 1999 and January 30, 1999 consisted of the following:

                                             JULY 31, 1999   JANUARY 30, 1999
                                             -------------   ----------------

                   Finished goods                $18,456          $26,313
                   Work-in-process                13,351            9,441
                   Raw materials & supplies        6,118            5,602
                                                 -------          -------
                                                 $37,925          $41,356
                                                 =======          =======

NOTE 4 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                       ANVIL KNITWEAR, INC.       COTTONTOPS, INC.
                                       JULY 31,   JANUARY 30,    JULY 31,  JANUARY 30,
                                        1999         1999         1999        1999
                                        ----         ----         ----        ----
Current assets ..................   $    70,519    $  80,748    $   1,517   $     882
                                    ===========    =========    =========   =========
Total assets ....................   $   137,274    $ 150,930    $   1,687   $   1,863
                                    ===========    =========    =========   =========

Current liabilities .............   $    31,278    $  30,333    $     482   $     287
                                    ===========    =========    =========   =========
Long-term liabilities ...........   $   142,910    $ 158,855         --          --
                                    ===========    =========    =========   =========
Total liabilities ...............   $   174.188    $ 189,188    $     609   $     287
                                    ===========    =========    =========   =========
Stockholder's equity (deficiency)   $   (36.914)   $ (38,258)   $   1,078   $   1,576
                                    ===========    =========    =========   =========

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                       ANVIL KNITWEAR, INC.                           COTTONTOPS, INC.
                            -----------------------------------------   -------------------------------------------
                               QUARTER ENDED       SIX MONTHS ENDED        QUARTER ENDED         SIX MONTHS ENDED
                            -------------------   -------------------   --------------------   --------------------
                            JULY 31,    AUG 1,    JULY 31,    AUG 1,    JULY 31,     AUG 1,    JULY 31,     AUG 1,
                              1999       1998       1999       1998       1999        1998       1999        1998
                            --------   --------   --------   --------   --------    --------   --------    --------
Net sales ...............   $ 51,770   $ 62,183   $104,181   $127,075   $  1,336    $    920   $  1,962    $  1,752
Operating income (loss) .   $  7,303   $  5,232   $ 12,063   $ 11,151   $    (78)   $     44   $   (509)   $    150
Interest expense ........   $  4,003   $  4,296   $  8,277   $  8,564       --          --         --          --
Net income (loss) .......   $  1,836   $    454   $  1,342   $  1,276   $    (43)   $     31   $   (299)   $     88

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company's results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company's customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure from time to time in response to industry-wide price changes. In the basic T-shirt market, the Company generally does not lead its competitors in setting the current pricing structure and modifies its prices to the extent necessary to remain competitive with prices set by its competitors in this market.

The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operations.

The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from five yarn suppliers, generally placing orders for quantities ranging from 30 days' to a one year's supply, and occasionally even longer periods, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, the Company has been successful in mitigating the impact of fluctuating yarn prices. Yarn prices currently continue at lower levels and management has taken steps to adjust the Company's purchase commitments to take advantage of these lower prices.

QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED AUGUST 1, 1998

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                                 FISCAL QUARTER ENDED
                                                               JULY 31,         AUGUST 1,
                                                                 1999             1998
                                                                 ----             ----
           STATEMENT OF OPERATIONS DATA:
             Net sales......................................    100.0%           100.0%
             Cost of goods sold.............................     75.0             81.5
             Gross profit...................................     25.0             18.5
             Selling, general and administrative expenses...     10.4              9.7
             Interest expense...............................      7.7              6.9

           OTHER DATA:
             EBITDA (1).....................................     $9.2 million     $7.1 million
                     Percentage of net sales................     17.8%            11.3%

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

NET SALES for the quarter ended July 31, 1999 decreased $10.4 million (16.7%) to $51.8 million from $62.2 million for the quarter ended August 1, 1998. The decrease in net sales is the result of a decline in units sold of approximately 8.5% and a decline in the average selling price for all goods sold of approximately 9%.

GROSS PROFIT for the quarter ended July 31, 1999 increased approximately $1.4 million (12.2%) despite the aforementioned decline in sales of more than $10 million. The improvement was the result of a substantial increase in gross margin from 18.5% in the prior year's quarter to 25% in the current quarter. This improvement has been the result of the following factors:

o During the last five fiscal years, the Company has invested in excess of $32 million to modernize and expand its manufacturing and distribution facilities to improve quality, reduce costs, manage inventories and shorten textile production cycles. In addition, the Company has negotiated what it considers advantageous yarn purchase commitments to take advantage of the lower price of yarn, and has restructured its employee medical plan for the current fiscal year.

o The Company has moved substantially all of its sewing activities offshore to take advantage of lower offshore wage rates and will further increase its offshore sewing operations to the extent necessary to increase production. Because of this increasing shift to offshore production, the Company closed and sold one of its smaller domestic sewing facilities during fiscal 1997, and ceased operations at two other domestic facilities in 1998. During the last fiscal quarter the Company substantially eliminated its sewing operation in Mullins, South Carolina, retaining only minimal domestic sewing capability. While the initial impact of moving offshore resulted in some inefficiencies in production and more irregulars, these inefficiencies have abated during the current fiscal quarter.

The improvement in unit production costs and gross profit is the result of the management initiatives discussed above, and, while no assurances can be given, management believes that some of these initiatives will continue to contribute to lower unit costs in future fiscal quarters. See "Forward Looking Information," below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended July 31, 1999 decreased by $0.7 million (11.0%) to $5.4 million from $6.1 million for the prior year. The decrease is composed of a reduction in selling expense of approximately $0.3 million resulting from sales staff reductions, lower general and administrative expenses effected by other staff reductions and changes effected in the Company's medical benefit programs.

INTEREST EXPENSE for the quarter ended July 31, 1999 declined approximately $0.3 million (6.9%) as compared to the prior year's quarter. While interest rates were comparable during both periods, lower levels of borrowings were made possible by improved operating results and an effective inventory reduction program.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED AUGUST 1, 1998

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                   FISCAL SIX MONTHS ENDED
                                                   -----------------------
                                                   JULY 31,       AUGUST 1,
                                                     1999           1998
                                                     ----           ----
STATEMENT OF OPERATIONS DATA:
  Net sales ......................................  100.0%         100.0%
  Cost of goods sold .............................   77.0           80.7
  Gross profit ...................................   23.0           19.3
  Selling, general and administrative expenses ...   11.0           10.2
  Interest expense ...............................    8.0            6.7

OTHER DATA:
  EBITDA (1) .....................................  $16.0 million  $14.9 million
          Percentage of net sales ................   15.4%          11.7%

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

NET SALES for the six months ended July 31, 1999 decreased $22.9 million (18.0%) to $104.2 million from $127.1 million for the six months ended August 1, 1998. The decrease in net sales is the result of a decline in units sold of approximately 10.7% and a decline in the average selling price for all goods sold of approximately 8.2%.

GROSS PROFIT for the six months ended July 31, 1999 declined approximately $0.6 million (2.3%) compared to the prior six month period. However, for the six months ended July 31, 1999 gross margin percentages increased from 19.3% to 23.0%. This year to date improvement in gross margin occurred primarily in the second quarter and substantially eliminated a reduction in gross profit of approximately $2.0 million experienced during the first quarter of the current fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the six months ended July 31, 1999 decreased by $1.4 million (11.5%) to $11.5 million from $12.9 million for the prior year. As a percentage of net sales, selling, general and administrative expenses were 11.0% and 10.2% for the fiscal six month periods ended July 31, 1999 and August 1, 1998, respectively. The dollar decrease is composed of a reduction in selling expense of approximately $0.7 million resulting from sales staff reductions, lower general and administrative expenses effected by other staff reductions and changes effected in the Company's medical benefit programs. In addition, during the prior year's six month period there were unusually high first quarter expenditures to meet delivery commitments.

INTEREST EXPENSE for the six months ended July 31, 1999 declined approximately $0.3 million (3.4%) as compared to the prior year's period. The decrease occurred primarily during the second quarter due to lower levels of borrowings made possible by improved operating results and an effective inventory reduction program.

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

The Company's principal working capital requirements are financing accounts receivable and inventories. At July 31, 1999, the Company had net working capital of approximately $39.2 million, including approximately $2.6 million of cash and cash equivalents, $26.0 million of accounts receivable, $37.9 million of inventories, $4.0 million of other current assets; and $31.3 million in accounts payable and other current liabilities.

On March 14, 1997, Anvil entered into a Credit Agreement (the "Credit Agreement") providing a $55.0 million revolving credit facility, subject to certain maximum levels of borrowings based upon asset levels. At January 30, 1999, the amount outstanding under the Credit Agreement was $31.5 million, bearing interest at 7.94%. All amounts due under the Credit Agreement were repaid from the proceeds of a new loan agreement, more fully described below.

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million, which commenced on July 1, 1999. Anvil also borrowed $19.6 million under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At July 31, 1999, there was $3.9 million outstanding under the Revolving Credit Facility at an interest rate of 7.7%

The Company classified $25.0 million of its then revolving credit loan as a long-term liability at January 30, 1999, which represents the amount which the Company then anticipated to continually refinance.

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

YEAR 2000 ISSUES

The Company's comprehensive Year 2000 Plan has been fully implemented. A senior Information Technology staff member continues to supervise the re-testing of all systems and is also responsible for finalizing and implementing the Company's contingency plan. The need to implement and the manner in which any parts of the contingency plan may be implemented will be determined by factors (both internal and external) which will not be known until the year 2000.

Over the past several years, the Company has upgraded its major software systems, which are now Year 2000 compliant. Confirmations have been received from the Company's software vendors and testing to date has confirmed their compliance. The Company is in the process of installing new accounts payable and general ledger systems which are Year 2000 compliant. The target completion date for the installation is the third quarter of 1999. However, even if installation is delayed, the existing general ledger system can be made Year 2000 compliant with minimal programming work. The Company has also upgraded and made Year 2000 compliant its major computer hardware and the systems that interface with its sales force and significant customers. Although the Company has no means of ensuring that all external agents will be Year 2000 compliant, it has sent questionnaires to critical vendors, service providers, and select customers to verify their Year 2000 readiness. A substantial number of responses have been received and they do not indicate any material compliance concern. The Company is constantly updating its contingency plans. Some of the areas being reviewed include maintaining increased inventory in key products, identifying alternate sources for critical materials, services and utilities, and instituting a 24-hour hotline with key personnel on call.

The Company does not anticipate any material future costs relating to Year 2000 implementation, beyond normal business requirements.

FORWARD-LOOKING INFORMATION

The Company has been experiencing the adverse effects of an industry-wide decline in selling prices. This trend of relatively low average selling prices is beyond the Company's control and has continued into the current fiscal year. The Company has been able to partially offset the effect of these pricing pressures by: (i) continuing to emphasize new higher priced products and de-emphasize certain basic T-shirt sales; (ii) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and
(iii) moving virtually all of its sewing operations offshore to take advantage of lower wage rates.

As discussed above, these management initiatives have begun to have a favorable effect on the Company's results of operations, particularly in the fiscal quarter just ended. Management intends to continue these and other efficiency-oriented strategies to the extent it deems necessary to improve operating results and meet competition.

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


ANVIL HOLDINGS, INC.
(Registrant)


/s/ PASQUALE BRANCHIZIO

Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)


Dated: September 14, 1999