Form 10-Q
period 1999-10-30
ANVIL HOLDINGS INC
filed 1999-12-14
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended October 30, 1999

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

                                 Yes _X__ No __

At December 14, 1999 there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                                                           PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of October 30, 1999 (Unaudited)
                  and January 30, 1999.............................................................             3

                  Unaudited Consolidated Statements of Operations for the
                  Nine Months and Quarters Ended October 30, 1999 and
                  October 31, 1998.................................................................             4

                  Unaudited Consolidated Statements of Cash Flows for the
                  Nine Months Ended October 30, 1999 and October 31, 1998..........................             5

                  Notes to Consolidated Financial Statements.......................................             6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................             9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK....................................................................             16


PART II.  OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................             16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................              16

SIGNATURES.........................................................................................             17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                         OCTOBER 30,        JANUARY 30,
                                                                            1999               1999*
                                                                            ----               -----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................. $     456         $   3,397
  Accounts receivable, less allowances for doubtful accounts of
    $1,207 and $635.....................................................    21,519            31,232
  Inventories...........................................................    43,535            41,356
  Prepaid and refundable income taxes...................................       -               1,704
  Deferred income taxes.................................................     2,353             2,353
  Prepaid expenses and other current assets.............................     1,195               706
                                                                        ----------         ---------
              Total current assets......................................    69,058            80,748

PROPERTY, PLANT AND EQUIPMENT--Net......................................    33,886            37,536
DEFERRED INCOME TAXES...................................................     3,823             3,823
INTANGIBLE ASSETS--Net .................................................    23,800            24,529
OTHER ASSETS............................................................     3,820             4,294
                                                                        ----------         ---------
                                                                         $ 134,387         $ 150,930
                                                                        ==========         =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable...................................................... $   8,681          $  7,181
  Accrued expenses and other current liabilities........................    16,444            16,652
  Current portion of revolving credit loans.............................        94             6,500
  Current portion of term loan..........................................     2,345                -
                                                                        ----------         ---------
                  Total current liabilities.............................    27,564            30,333
                                                                        ----------         ---------

LONG-TERM PORTION OF REVOLVING CREDIT LOAN..............................     -                25,000
                                                                        ----------         ---------
LONG-TERM PORTION OF TERM LOAN..........................................     8,207                -
                                                                        ----------         ---------
10-7/8% SENIOR NOTES....................................................   127,128           126,835
                                                                        ----------         ---------
DEFERRED INCOME TAXES...................................................     5,276             5,276
                                                                        ----------         ---------
OTHER LONG-TERM OBLIGATIONS.............................................     1,875             1,744
                                                                        ----------         ---------

REDEEMABLE PREFERRED STOCK
     (Liquidation value $41,321 and $37,541)............................    40,090            36,139
                                                                        ----------         ---------

STOCKHOLDERS' DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $40,091 and $36,568).....................................         3                 3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares...................................        36                36
      Class C, $.01 par value; authorized 1,400,000 shares; none issued
    Additional paid-in capital..........................................    12,803            12,803
    Retained deficit....................................................   (88,595)          (87,239)
                                                                        ----------         ---------
           Total stockholders' deficiency...............................   (75,753)          (74,397)
                                                                        ----------         ---------
                                                                         $ 134,387         $ 150,930
                                                                        ==========         =========

* Derived from audited financial statements.

                 See notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                                 FISCAL QUARTER ENDED        FISCAL NINE MONTHS ENDED
                                                                 --------------------        ------------------------
                                                              OCTOBER 30,    OCTOBER 31,    OCTOBER 30,   OCTOBER 31,
                                                                   1999         1998            1999         1998
                                                                   ----         ----            ----         ----
                                                                                     (Unaudited)
         NET SALES..............................................  $42,856     $43,400        $147,037      $170,475
         COST OF GOODS SOLD.....................................   30,530      37,526         110,712       140,026
                                                                  -------     -------        --------      --------
                Gross profit....................................   12,326       5,874          36,325        30,449
         SELLING, GENERAL AND ADMINISTRATIVE
            EXPENSES............................................    5,842       6,188          17,299        19,133

         AMORTIZATION OF INTANGIBLE ASSETS......................      250         250             729           729
                                                                  -------     -------        --------      --------
                Operating income................................    6,234        (564)         18,297        10,587

         OTHER INCOME (EXPENSE):
             Interest expense...................................   (3,850)     (4,353)        (12,127)      (12,917)
             Interest income and other expense--net.............     (297)       (267)           (803)         (728)
                                                                  -------     -------        --------      --------

         INCOME (LOSS) BEFORE PROVISION  FOR INCOME
             TAXES AND EXTRAORDINARY ITEM.......................    2,087      (5,184)          5,367        (3,058)

         PROVISION (BENEFIT) FOR INCOME TAXES...................      835      (2,073)          2,146        (1,223)
                                                                  -------     -------        --------      --------

         INCOME BEFORE EXTRAORDINARY ITEM.......................    1,252      (3,111)          3,221        (1,835)
         EXTRAORDINARY ITEM - Loss on extinguishment
             of debt (net of tax benefit of $417)...............      -           -              (627)          -
                                                                  -------     -------        --------      --------


         NET INCOME.............................................    1,252      (3,111)          2,594        (1,835)
         Less:   Preferred Stock  dividends.....................   (1,309)     (1,144)         (3,829)       (3,328)
                    Common A preference ........................   (1,201)     (1,075)         (3,523)       (3,127)
                                                                  -------     -------        --------      --------
         NET (LOSS) ATTRIBUTABLE TO
             COMMON STOCKHOLDERS................................ $ (1,258)   $ (5,330)       $ (4,758)     $ (8,290)
                                                                 =========   =========       =========     ========

         BASIC INCOME (LOSS) PER COMMON SHARE
         Class A Common Stock:
            Income before extraordinary item....................   $ 3.82      $ 2.34         $ 11.08        $ 8.65
            Extraordinary item..................................      -           -             (0.16)          -
                                                                  -------     -------        --------      --------
            Net income..........................................   $ 3.82      $ 2.34         $ 10.92        $ 8.65
                                                                 =========   =========       =========     ========

         Class B Common Stock:
            (Loss) before extraordinary item....................  $ (0.32)    $ (1.38)        $ (1.06)     $  (2.14)
            Extraordinary item..................................      -           -             (0.16)          -
                                                                  -------     -------        --------      --------
            Net (loss).......................................... $  (0.32)   $  (1.38)        $ (1.22)     $  (2.14)
                                                                 =========   =========       =========     ========

         Weighted average shares used in computation of
           basic income (loss) per share:
           Class A Common.......................................      290         290             290           290
                                                                 =========   =========       =========     ========
           Class B Common.......................................    3,590       3,590           3,590         3,590
                                                                 =========   =========       =========     ========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                        (In Thousands, Except Share Data)

                                                                         FISCAL NINE MONTHS ENDED
                                                                         ------------------------
                                                                      OCTOBER 30,       OCTOBER 31,
                                                                          1999             1998
                                                                          ----             ----
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...........................................        $  2,594      $    (1,835)
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets...............           5,255            4,972
    Amortization of other assets................................           1,538            1,538
    Loss on extinguishment of debt..............................             627             -
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable.........................................           9,643            4,016
    Inventories.................................................          (2,179)         (11,606)
    Prepaid and refundable income taxes.........................           1,704           (1,171)
    Accounts payable............................................           1,500           (3,953)
    Accrued expenses & other liabilities........................             (77)             828
    Other--net..................................................            (214)             (61)
                                                                       ----------      -----------
           Net cash provided (used) by operating activities.....          20,391           (7,272)
                                                                       ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment--net....................          (1,659)          (4,960)
                                                                       ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of Term Loan......................................          10,552            -
    (Repayments) borrowings under revolving credit agreements...         (32,225)          12,100
                                                                       ----------      -----------
         Net cash (used) provided by financing activities.......         (21,673)          12,100
                                                                       ----------      -----------

(DECREASE) IN CASH..............................................          (2,941)            (132)
CASH, BEGINNING OF PERIOD.......................................           3,397              959
                                                                       ----------      -----------
CASH, END OF PERIOD.............................................       $     456        $     827
                                                                       ==========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest........................................       $  15,976        $  16,613
                                                                       ==========      ===========
  Cash (received) for income taxes..............................       $    (356)       $     (51)
                                                                       ==========      ===========

  Non-cash investing and financing activities -
    Redeemable preferred stock issued in lieu of dividends......       $   3,780        $   3,021
                                                                       ==========      ===========









                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES          FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1  - BUSINESS/PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended October 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000, or any other period. The balance sheet at January 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended January 30, 1999.

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

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586, which commenced on July 1, 1999. Anvil also borrowed $19,566 under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At October 30, 1999, there was $94 outstanding under the Revolving Credit Facility at an interest rate of 7.9%.

The Company classified $25,000 of its then revolving credit loan as a long-term liability at January 30, 1999, which represents the amount which the Company then anticipated to continually refinance.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 452,842 shares ($11,321 liquidation value) through October 30, 1999.

During the quarter ended May 1, 1999, the Company recorded an extraordinary charge of $1,044, before a tax benefit of $417, to write off deferred financing and interest hedging costs relating to the repayment of the Credit Agreement.

NOTE  3  -  INVENTORIES

Inventories at October 30, 1999 and January 30, 1999 consisted of the following:

                                                    OCTOBER 30, 1999 JANUARY 30, 1999
                                                    ---------------- ----------------

            Finished goods                               $25,333          $26,313
            Work-in-process                               12,093            9,441
            Raw materials & supplies                       6,109            5,602
                                                         -------          -------
                                                         $43,535          $41,356
                                                         =======          =======

NOTE 4 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                                     ANVIL KNITWEAR, INC.              COTTONTOPS, INC.
                                                     --------------------              ----------------
                                                  OCTOBER 30,   JANUARY 30,       OCTOBER 30,   JANUARY 30,
                                                     1999           1999              1999         1999
                                                     ----           ----              ----         ----
   Current assets............................      $   69,058     $  80,748         $ 1,903       $   882
                                                   ==========     =========         ========      =======
   Total assets..............................      $  134,387     $ 150,930         $ 2,044       $ 1,863
                                                   ==========     =========         ========      =======

   Current liabilities.......................      $   27,564    $   30,333         $   548       $   287
                                                   ==========     =========         ========      =======
   Long-term liabilities.....................       $ 142,486     $ 158,855              -             -
                                                   ==========     =========         ========      =======

   Total liabilities.........................       $ 170,050     $ 189,188         $ 1,187       $   287
                                                   ==========     =========         ========      =======
   Stockholder's equity (deficiency).........      $  (35,663)   $  (38,258)        $   857       $ 1,576
                                                   ==========     =========         ========      =======

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:


                                     ANVIL KNITWEAR, INC.                            COTTONTOPS, INC.
                          ----------------------------------------       --------------------------------------
                             QUARTER ENDED      NINE MONTHS ENDED          QUARTER ENDED     NINE MONTHS ENDED
                          ------------------   -------------------       ------------------  ------------------
                            OCT 30,  OCT 31,     OCT 30, OCT 31,          OCT 30,   OCT 31,   OCT 30,   OCT 31,
                             1999     1998        1999     1998            1999      1998      1999      1998
                             ----     ----        ----     ----            ----      ----      ----      ----

Net sales................  $ 42,856 $ 43,400   $147,037  $ 170,475        $   994  $ 1,329   $ 2,956   $3,081
Operating income (loss)..  $  6,234 $   (564)  $ 18,297  $  10,587        $  (229) $   105   $  (738)  $  255
Interest expense.........  $  3,850 $  4,353   $ 12,127  $  12,917             -        -        -         -
Net income (loss)........  $  1,252 $ (3,111)  $  2,594  $  (1,835)       $  (132) $    65   $  (431)  $  154



Holdings and Cottontops have fully and unconditionally, jointly and severally, guaranteed the Series A Senior Notes and the Series B Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holdings' only direct subsidiary. In addition to Cottontops, Anvil has three other non-guarantor direct subsidiaries: A.K.H., S.A., organized in Honduras; Livna, Limitada organized in El Salvador; and CDC, GmbH, recently organized in Germany to distribute the Company's products there (collectively, the "Non-Guarantor Subsidiaries"). Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

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

QUARTER ENDED OCTOBER 30, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                                 FISCAL QUARTER ENDED
                                                                 --------------------
                                                              OCTOBER 30,      OCTOBER 31,
                                                                 1999             1998
                                                                 ----             ----
           STATEMENT OF OPERATIONS DATA:
             Net sales......................................    100.0%           100.0%
             Cost of goods sold.............................     71.2             86.5
             Gross profit...................................     28.8             13.5
             Selling, general and administrative expenses...     13.6             14.3
             Interest expense...............................      9.0             10.0

           OTHER DATA:
             EBITDA (1).........................................$8.3 million     $1.4 million
                     Percentage of net sales.........................19.3%        3.2%

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

NET SALES for the quarter ended October 30, 1999 decreased $0.5 million (1.3%) to $42.9 million from $43.4 million for the quarter ended October 31, 1998. The decrease in net sales is the result of a decline in the average selling price for all goods sold of approximately 14%, which was substantially offset by an increase in units sold.

GROSS PROFIT for the quarter ended October 30, 1999 increased approximately $6.5 million (110%) despite the small decline in sales. The improvement was the result of a substantial increase in gross margin from 13.5% in the prior year's quarter to 28.8% in the current quarter. This improvement has been the result of the following factors:


- The Company has negotiated what it considers advantageous yarn purchase commitments to take advantage of the lower price of yarn, and has restructured its employee medical plan for the current fiscal year.

- The Company has moved substantially all of its sewing activities offshore to take advantage of lower offshore wage rates and will further increase its in-house offshore sewing operations to the extent necessary to increase production and reduce reliance on offshore contractors. Because of this increasing shift to offshore production, the Company closed several of its domestic sewing facilities during fiscal 1997 and 1998. During the quarter ended July 31, 1999, the Company substantially eliminated its remaining domestic sewing operations, retaining only minimal domestic sewing capability. While the initial impact of moving offshore resulted in some inefficiencies in production and more irregulars, these inefficiencies have abated during recent fiscal quarters.

The Company has experienced a substantial improvement in unit production costs and gross profit as a result of the management initiatives discussed above, and, while no assurances can be given, management believes that some of these initiatives will continue to contribute to lower unit costs in the future. See "Forward Looking Information," below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended October 30, 1999 decreased by $0.4 million (5.6%) to $5.8 million from $6.2 million for the prior year's quarter. The decrease is composed of a reduction in selling expense resulting from sales staff reductions and lower general and administrative expenses effected by staff and other expense reductions.

INTEREST EXPENSE for the quarter ended October 30, 1999 declined approximately $0.5 million (11.6%) as compared to the prior year's quarter. While interest rates were comparable during both periods, lower levels of borrowings were made possible by improved operating results and an effective inventory reduction program.


NINE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1998

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                               FISCAL NINE MONTHS ENDED
                                                               ------------------------
                                                             OCTOBER 30,       OCTOBER 31,
                                                                 1999             1998
                                                                 ----             ----
STATEMENT OF OPERATIONS DATA:
  Net sales................................................      100.0%          100.0%
  Cost of goods sold.......................................       75.3            82.1
  Gross profit.............................................       24.7            17.9
  Selling, general and administrative expenses.............       11.8            11.2
  Interest expense.........................................        8.3             7.6

OTHER DATA:
  EBITDA (1)...............................................      $24.3 million   $16.3 million
          Percentage of net sales..........................            16.5%           9.6%

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


NET SALES for the nine months ended October 30, 1999 decreased $23.5 million (13.7%) to $147.0 million from $170.5 million for the nine months ended October 31, 1998. The decrease in net sales is the result of a decline in units sold of approximately 5% and a decline in the average selling price for all goods sold of approximately 9%.

GROSS PROFIT for the nine months ended October 30, 1999 increased approximately $5.9 million (19.3%) compared to the prior nine month period despite the $23.5 million decline in sales. This improvement is the result of a substantial increase in gross margin percentages from 17.9% to 24.7%. This year to date improvement in gross margin occurred primarily in the second and third quarters, and was accomplished through the management initiatives discussed below under "Forward Looking Information."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the nine months ended October 30, 1999 decreased by $1.8 million (9.6%) to $17.3 million from $19.1 million for the prior year. As a percentage of net sales, selling, general and administrative expenses were 11.8% and 11.2% for the fiscal nine month periods ended October 30, 1999 and October 31, 1998, respectively. The dollar decrease is composed of a reduction in selling expense of approximately
$1.0 million resulting from sales staff reductions, a decline of $0.5 million general and administrative expenses effected by staff and other expense reductions, and a reduction of $0.3 million in distribution expense due to lower units shipped. In addition, during the prior year's nine month period there were unusually high first quarter distribution expenditures to meet delivery commitments.

INTEREST EXPENSE for the nine months ended October 30, 1999 declined approximately $0.8 million (6.1%) as compared to the prior year's period. The decrease occurred primarily during the second and third quarters due to lower levels of borrowings made possible by improved operating results and an effective inventory reduction program.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $6.1 million in year ended January 31, 1998 and $5.6 million in the year ended January 30, 1999. The Company's major capital expenditures related to: (i) improvements to the 660,000 square foot distribution center in Dillon, South Carolina; (ii) the acquisition of machinery and equipment; and (iii) the acquisition of management information systems hardware and software. Beginning with the current fiscal year, the Company anticipates the level of capital expenditures to decline to an annual rate of approximately $3.0 to $4.0 million and has no material capital commitments for the next twelve months outside of the ordinary course of business, other than those relating to new offshore sewing operations.

The Company's principal working capital requirements are financing accounts receivable and inventories. At October 30, 1999, the Company had net working capital of approximately $41.5 million, including approximately $0.5 million of cash and cash equivalents, $21.5 million of accounts receivable, $43.5 million of inventories, $3.5 million of other current assets; and $27.5 million in accounts payable and other current liabilities.

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

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million, which commenced on July 1, 1999. Anvil also borrowed $19.6 million under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At October 30, 1999, the Company had reduced the amount due under the Revolving Credit Facility to a nominal amount ($94,000), bearing interest at 7.9%.

At January 30, 1999, the Company classified $25.0 million of its then revolving credit loan as a long-term liability, which represents the amount which the Company then anticipated to continually refinance.

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

Over the past several years, the Company has upgraded its major software systems, which are now Year 2000 compliant. Confirmations have been received from the Company's software vendors and testing to date has confirmed their compliance. The Company has completed the installation of new accounts payable and general ledger systems which are now operational and are Year 2000 compliant. The Company has also upgraded and made Year 2000 compliant its major computer hardware and the systems that interface with its sales force and significant customers. Full Year 2000 testing on these systems has been successful. Although the Company has no means of ensuring that all external agents will be Year 2000 compliant, it has sent questionnaires to critical vendors, service providers, and select customers to verify their Year 2000 readiness. A substantial number of responses have been received and they do not indicate any material compliance concern. The Company is constantly updating its contingency plans in order to address the most reasonably likely worst case scenario. Some of the areas being reviewed include maintaining increased inventory in key products, identifying alternate sources for critical materials, services and utilities, and instituting a 24-hour hotline with key personnel on call.

The Company does not anticipate any material future costs relating to Year 2000 implementation, beyond normal business requirements.


FORWARD-LOOKING INFORMATION

Although the Company has been experiencing the adverse effects of an industry-wide decline in selling prices, management has been able to partially offset the effect of these pricing pressures by: (i) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and
(ii) moving virtually all of its sewing operations offshore to take advantage of lower wage rates.

As discussed above, these management initiatives have begun to have a favorable effect on the Company's results of operations, particularly in the two fiscal quarters just ended.

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






Dated: December 14, 1999