Form 10-K405
period 2000-01-29
ANVIL HOLDINGS INC
filed 2000-04-27
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended January 29, 2000

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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The Company is not required to make filings under Section 16 of the Exchange Act because it has no registered securities under Section 12 of the Securities Exchange Act of 1934.

At April 17, 2000 there were 390,000 shares of the registrant's Class B Common Stock, $0.01 per share par value (the "Class B Common") held by non-affiliates. At such date, there was no established trading market for these shares. At April 17, 2000, there were 290,000 shares of the registrant's Class A Common Stock, $0.01 per share par value (the "Class A Common") and 3,590,000 shares of Class B Common outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Those portions of the Information Statement for the Company's 2000 Annual Meeting of Stockholders (the "Information Statement") are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

PART I
ITEM 1. BUSINESS

CORPORATE STRUCTURE AND RECENT ACQUISITIONS

As used herein, the "Company" refers to Anvil Holdings, Inc. ("Holdings"), including, in some instances, its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), and its other subsidiaries, as appropriate to the context. The Company was formed for purposes of acquiring, in 1995, the assets of the Anvil Knitwear Division (the "Predecessor") from McGregor Corporation ("McGregor") (the "Acquisition").

The Company's current capital structure is the result of a March 1997 recapitalization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") contributed $13,063,000 for the purchase of new common stock; (iii) 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture") and certain members of management of the Company (the "Management Investors") reinvested a portion of their shares of capital stock of the Company in exchange for newly issued common stock; and (iv) 399 Venture exchanged a portion of its capital stock for Senior Exchangeable Preferred Stock and new common stock.

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000,000, 13% Senior Exchangeable Preferred Stock, due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). Additionally, on March 14, 1997, Anvil sold $130,000,000 of 10-7/8% Senior Notes due 2007
("Senior Notes") in connection with the Recapitalization, repaid its borrowings under an existing credit agreement (the "Old Credit Agreement") and entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement was replaced in March 1999 (See Note 8 to Financial Statements).

On January 31, 1997, Anvil completed the acquisition of the assets of a marketer and distributor of activewear products which, prior to the acquisition, supplied finished activewear products to Anvil, for redistribution by Anvil, as well as supplying directly into the retail market. This business operates through a Delaware corporation, Cottontops, Inc. ("Cottontops").

In fiscal 1999, the Company caused the formation of CDC GmbH in Germany. Operating as a wholly-owned subsidiary of Anvil, CDC GmbH distributes the Company's products in Germany and other parts of Europe.

During February 2000, Anvil purchased certain assets of the TOWELSPLUS Division of Mid-America Wholesalers, Inc. for an aggregate amount of $1,940,000. This business now operates as a division of Anvil and markets towels and robes manufactured by outside contractors for sale by Anvil through its distribution channels.

The Company's fiscal years end on the Saturday closest to January 31. Accordingly, when referring to the Company's fiscal years in this report, "fiscal 1999" refers to the year ended January 29, 2000, "fiscal 1998" refers to the year ended January 30, 1999, etc.

GENERAL

The Company is a leading designer, manufacturer and marketer of high quality activewear for sale principally into the "imprinted" or "decorated" segment of the U.S. apparel industry. The Company offers an extensive line of activewear products designed for men, women and children, including short and long sleeve T-shirts, classic button and collar knit sport shirts (known as "plackets"), collarless short and long sleeve knit shirts (known as "henleys"), fleeced sweatshirts, athletic shorts and caps, and supplemented with towels and robes. The Company markets and sells its products primarily to distributors and screen printers under the ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS brand names as well as under private labels. Prior to their ultimate resale to the consumer, the Company's products typically are printed or embroidered with logos, designs or characters. The Company believes that its operating performance is favorably affected by: (i) its broad range of high quality products; (ii) its strong relationships with customers and suppliers; (iii) its flexible, vertically integrated manufacturing operations; (iv) its commitment to controlling costs and improving manufacturing processes; and (v) the continuing growth of the activewear market.

The Company offers high quality activewear in a variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively as well as to serve the traditional T-shirt market segment. The Company works closely with its distributor and screen printer customers to meet their needs for style and color innovation. The Company continues to compete successfully by: (i) targeting niche products on which its competitors have not traditionally focused; (ii) responding quickly to market developments; and (iii) regularly introducing new products. In addition, the Company continues to make significant investments to modernize and expand its manufacturing and distribution facilities in order to improve quality, reduce costs, manage inventories and shorten textile production cycles. To further reduce costs, the Company has moved virtually all of its sewing operations offshore.

BUSINESS STRATEGY

The Company's objective is to increase net sales and improve results of operations by implementing the following key elements of its business strategy:

OFFER A BROAD RANGE OF HIGH QUALITY PRODUCTS. The Company will continue to offer high quality activewear in a wide variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively. The Company expects to continue to expand its product offerings under its ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS brands, capitalizing on the growth in the activewear market. In addition, the Company seeks to strengthen its position in the activewear market by introducing products to supplement its traditional T-shirt business.

ENHANCE AND EXPAND CUSTOMER RELATIONSHIPS. The Company continually seeks to strengthen and expand its customer relationships by promoting the Company's: (i) broad product offerings; (ii) ability to design customized products; (iii) quick, reliable delivery; and (iv) ability to accommodate modifications to customer orders. The Company's direct salesforce focuses on developing strong relationships with distributors, and enhancing "pull through" by the distributors' customers. Distributors have accounted for an increasing percentage of the Company's activewear sales in recent years. In fiscal 1999, sales to distributors accounted for approximately 82% of the Company's net sales. In the Company's experience, distributors typically place larger purchase orders, purchase a broader product mix, maintain higher inventory levels and develop more predictable order and re-order patterns than certain of its other customers. The Company estimates that distributors resell products to more than 30,000 smaller screen printers, embroiderers and other customers. The Company's product offerings have enabled it to more effectively service distributors and satisfy the disparate preferences of consumers.

MAINTAIN FLEXIBLE, VERTICALLY INTEGRATED MANUFACTURING OPERATIONS. The Company is a vertically integrated manufacturer (i.e., performing substantially all of the manufacturing processes required to produce its products) which knits (exclusively from purchased yarn), bleaches, dyes, finishes, cuts and sews its activewear products at its manufacturing facilities. The Company believes that being vertically integrated allows it to maintain a competitive cost structure, minimize delivery time and provide consistent, high quality products. The Company's manufacturing efficiency enables it to provide its customers with low cost, quality products.

CONTINUE TO CONTROL COSTS AND IMPROVE MANUFACTURING. The Company continues to make capital expenditures to maintain, modernize and expand its manufacturing and distribution facilities in order to improve quality, reduce costs, manage inventories and shorten textile production cycles. The Company believes it can continue to improve its operating results by: (i) maximizing the use of offshore sewing operations; (ii) utilizing its centralized distribution facility to deliver its products in a more cost efficient manner; and (iii) opportunistically redesigning textile manufacturing processes to shorten production cycles and improve inventory management.

CAPITALIZE ON THE GROWTH OF THE ACTIVEWEAR MARKET. The Company believes that sales of activewear products have been driven primarily by: (i) the increased consumer preference for comfortable apparel selections; (ii) more flexible dress codes, including the greater acceptance of casual wear in the workplace; and
(iii) the heightened emphasis on physical fitness.

PRODUCTS

The Company's activewear products, which are designed for men, women and children, include short and long sleeve T-shirts, tank tops, classic button and collar knit sport shirts (known as "plackets") and collarless short and long sleeve knit shirts (known as "henleys") as well as a variety of other niche activewear products, such as fleeced sweatshirts, athletic shorts and caps, and supplemented with towels and robes. This broad array of casual knitwear and athletic wear is marketed and sold by the Company under its ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS brand names as well as under private labels. The Company manufactures its products in a variety of fabrics and fabric blends. Prior to their ultimate resale to the consumer, the Company's products typically are imprinted or embroidered with logos, designs or characters.

BASIC AND SPECIALTY T-SHIRTS. Basic and specialty T-shirts are the Company's principal products. The basic T-shirt was the first product introduced by the Company in the early 1970s. In addition to basic T-shirts, the Company also manufactures a variety of specialty T-shirts. This category accounted for approximately 57% of the Company's sales in fiscal 1999.

PLACKETS AND HENLEYS. The Company introduced its first line of plackets in the early 1980s and its first line of henleys in the early 1990s. Plackets include classic button and collar knit sport shirts which are produced in both short and long sleeve versions. Henleys are collarless knit shirts, which are produced in both short and long sleeve versions. This category accounted for approximately 37% of the Company's sales in fiscal 1999.

OTHER PRODUCTS. The Company's other products include fleeced sweatshirts, knit shorts, caps, towels and robes, most of which are produced in a variety of colors and designs. In addition to products which it manufactures in-house, this category includes those products which the Company sources as finished products. This category accounted for approximately 6% of the Company's sales in fiscal 1999.

SALES AND MARKETING

The Company markets its products primarily through a direct salesforce comprised of eleven salespersons and three sales managers. Each member of the salesforce receives a base salary and is eligible to receive an incentive bonus payment.

The Company seeks to differentiate itself from other activewear manufacturers by marketing niche products to its customers and encouraging its customers to purchase a broader product mix. The Company believes that by encouraging its customers to expand their product mix towards higher priced products with more style elements, it has been able to compete effectively against other companies that concentrate primarily on basic, lower priced, T-shirts. The Company believes that this strategy has enabled it to penetrate the large and middle-tier wholesale T-shirt distributor market.

CUSTOMERS

The Company markets its products primarily to distributors, a wide range of screen printers and private label customers. The Company also sells a small percentage of its products directly to retailers. The Company currently services over 200 customers, of which twenty account for approximately 77% of the Company's net sales. Two such customers, Alpha Shirt Company and San Mar, accounted for approximately 19% and 12%, respectively, of the Company's net sales in fiscal 1999. No other individual customer accounted for more than 10% of the Company's net sales in fiscal 1999.

RAW MATERIALS

The Company's primary raw material is cotton yarn. The Company does not spin its own yarn. Instead, the Company purchases substantially all of its yarn pursuant to purchase orders from five domestic spinners. One individual spinner accounted for approximately 48% of the Company's purchased yarn in fiscal 1999. The vast majority of the yarn used by the Company is readily available and can be purchased from a number of sources. Accordingly, the Company does not have to rely on its orders with or deliveries from any single supplier. With the ability to substitute its supply of yarn, the Company believes that the inability to obtain yarn from any one supplier would not have a long term material adverse effect on the Company's ability to manufacture. Other raw materials purchased by the Company include dyes and other chemicals used in the dyeing and bleaching of fabrics.

The Company believes that it is one of the larger purchasers of yarn in its industry segment and has a sound relationship with each of its suppliers. The Company believes these relationships allow the Company to order quantities of yarn at competitive prices. The Company's relationships with its suppliers help the Company's continued access to supplies of raw materials during periods when yarn is in peak demand. As a result, the Company has not experienced any significant shortages of raw materials.

The Company determines the size of its purchase orders for yarn based on its estimate of future yarn prices and levels of supply and periodically places large purchase orders as a means of fixing its raw materials costs. The Company's purchase orders typically are for quantities of yarn ranging from 30 days' to a year's supply.

Certain of the Company's primary competitors spin their own yarn. The Company estimates that in-house yarn production could reduce overall yarn costs. The Company has concluded, however, that the benefits achieved by acquiring in-house spinning capacity would not justify the investment required to achieve that capacity. In addition, the Company believes that the quality of its purchased yarn is at least equal to the quality of yarn produced by fully integrated manufacturers in its industry market segment.

COMPETITION

The imprinted activewear segment of the apparel market includes a number of significant competitors and the activewear segment of the industry overall is extremely competitive. Competition in this activewear segment of the apparel industry is generally based upon price, quality, service and breadth of product offerings. In response to market conditions and industry-wide adjustments in price, the Company reviews and adjusts its product offerings and pricing structure from time to time. The Company believes that its overall turnaround time provides a competitive advantage and enables it to continue to capitalize on its timely responsiveness to its customers' requests. In addition, the Company focuses on providing its customers with a broad array of branded and private label niche products at competitive prices on a timely basis.

The Company's principal competitors include several manufacturers of activewear, some of which are larger and have greater financial and other resources than the Company. The Company also faces competition from foreign manufacturers of activewear who generally have substantially lower costs than domestic manufacturers.

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

Increased competition has caused many domestic apparel manufacturers to move their sewing operations offshore to lower costs. The Company currently performs substantially all of its sewing activities offshore to take advantage of lower offshore wage rates.

The Company believes that its current strategy of emphasizing higher quality, niche products, promoting a broader product mix, and use of lower-cost offshore sewing operations, should enable it to continue to compete effectively in its industry market segment.

EMPLOYEES

At January 29, 2000, the Company, including its offshore subsidiaries, employed a total of 164 full-time salaried employees and 2,557 full-time and part-time hourly employees. Of the Company's employees, 2,598 are involved in manufacturing, 75 in finance, administration and distribution and 48 in marketing and sales. Of the Company's 2,598 employees involved in manufacturing, 609 are employed at the Company's textile facilities and 1,989 are employed at the Company's sewing facilities.

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

ENVIRONMENTAL MATTERS

The Company, like other apparel manufacturers, is subject to federal, state and local environmental and occupational health and safety laws and regulations. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company believes that any noncompliance is unlikely to have a material adverse effect on the financial condition or results of operations of the Company. The Company has made, and will continue to make, expenditures to comply with environmental and occupational health and safety requirements. The Company currently does not anticipate material capital expenditures for environmental control equipment in fiscal 2000 or beyond. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. While the amount of such liability could be material, the Company endeavors to conduct its operations in a manner that reduces such risks.

Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility. In 1990, Winston Mills, Inc., a subsidiary of McGregor, entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning such contamination. Since that time, McGregor, through Culligan International Company ("Culligan"), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates ranged from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the Acquisition. This indemnity is guaranteed by Culligan and by Astrum International Corp. ("Astrum"), an affiliate of McGregor (now known as Samsonite Corporation) in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR. McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Samsonite have also guaranteed McGregor's obligations under these indemnities.

ITEM 2.  PROPERTIES

The Company conducts its operations principally through seven manufacturing facilities and a centralized distribution center. The Company utilizes a vertically integrated manufacturing process (i.e., performing substantially all of the manufacturing processes required to produce its products) with fabric being knit, bleached and dyed from purchased yarn at its textile facilities, cutting such fabric at its cutting facility, and sewing at its sewing facilities. The Company utilizes offshore and domestic contractors as it deems necessary.

TEXTILE FACILITY OPERATIONS. The Company conducts textile operations at two facilities owned by the Company located in Kings Mountain and Asheville, North Carolina. The Company operates over 150 knitting machines at its textile facilities where circular knit machines knit yarn into tubes of basic fabric constructions such as jersey and fleece and circular rib and flat knit machines knit collars. The tubes of fabric correspond in weight and diameter to the various styles and sizes required to make the Company's activewear products. The knitted fabric is then batched for bleaching and dyeing. Substantially all of the Company's activewear products are either bleached to remove the color of natural cotton or dyed for colored products. The Company's textile facilities contain computerized controls, dye simulators and spectrometers and modern jet vessels to assist the Company in maintaining an efficient and quality controlled environment for the dyeing and bleaching process. The Company's textile facilities each operated at approximately 85% of capacity during fiscal 1999. The Company believes it has the capability to increase the operating capacity of its textile facilities with only relatively modest capital expenditures. Cottontops operates a dyehouse and a screen printing facility, both in Farmville, North Carolina.

SEWING FACILITY OPERATIONS. The greater part of the Company's sewing operations are conducted at three leased facilities located in Honduras and El Salvador and at offshore contractors. All cutting and some minor sewing operations are conducted at a leased facility located in Mullins, South Carolina. Fabric produced at the Company's textile operations is shipped to the cutting facility where it is marked by hand from design patterns, cut and then shipped for sewing.

During fiscal 1999, the Company's sewing facilities operated generally at capacity. The Company began its offshore sewing operations in January 1996, through A.K.H., S.A., a wholly-owned subsidiary of Anvil, at a leased facility in Honduras. In October 1997, the Company opened a sewing facility in El Salvador through Livna, Limitada, a wholly-owned subsidiary of Anvil. This facility was expanded during fiscal 1998. In November 1999, the Company committed to lease another sewing facility in Honduras through a newly-formed subsidiary of Anvil, Star, S.A. ("Star"). This facility is operating under an interim lease pending completion of a larger facility. The larger facility is expected to be completed by August 2000 and will operate under a five-year lease. During fiscal 1999, approximately 92% of the Company's production (sewing hours) was sewn offshore (including in-house production and outside sources), and the Company expects its percentage of offshore sewing labor hours to continue to increase. Because of this increasing shift to offshore production, during fiscal 1998 and 1999, the Company eliminated all but minor domestic sewing.

DISTRIBUTION OPERATIONS. The Company performs all of its distribution functions at its centralized distribution facility located in Dillon, South Carolina. The Company believes that this centralized distribution facility, opened in fiscal 1996, has enhanced its ability to provide efficient and responsive customer service and to more efficiently manage inventory.

The following table sets forth certain information regarding the Company's facilities:

                                                      APPROX. SQ.
LOCATION                   PRINCIPAL USE                  FT.             OWNED/LEASED
--------                   -------------                  ---             ------------
New York, NY               Executive Offices             22,100             Leased(1)
Kings Mountain, NC         Textile Facility             225,000             Owned
Asheville, NC              Textile Facility             175,000             Owned
Mullins, SC                Cut and Sew                  149,000             Leased(2)
Farmville, NC              Office, Warehouse
                             & Screen Printing           80,000             Leased(3)
Farmville, NC              Dye House                     30,000             Leased(3)
Dillon, SC                 Distribution                 660,000             Owned
Honduras                   Sew                           65,000             Leased(4)
                           Sew                           63,000             Leased(5)
El Salvador                Sew                           54,000             Leased(6)
Germany                    Office & Distribution         13,000             Leased(7)

--------------------
(1) The lease for the Company's executive office space expires in 2002.
(2) The lease for this facility can be extended to 2012.
(3) The leases for these facilities expire in 2001.
(4) The lease for this facility can be extended to 2004.
(5) A facility of 19,000 square feet is under interim lease pending completion of a larger facility, which will be leased for five years.
(6) This facility is in two buildings with leases expiring in 2002 and 2003.
(7) This lease is terminable by notice given  prior to the end of any year.

The Company anticipates the level of capital expenditures for the next few years to be at an annual rate of $5.0 to $7.0 million, including those relating to new offshore sewing operations. The Company has no other material capital commitments for the next twelve months outside of the ordinary course of business.

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

MANAGEMENT INFORMATION SYSTEMS. The Company's management has a strong commitment to the continued growth and modernization of its strategic information technology systems. The Company has continued to upgrade its management information systems with both in- house and purchased systems and has advanced order entry, allocation and customer service systems along with a complete in-house radio frequency system in its centralized warehouse. These systems tie in directly with customers' automatic replenishment and EDI systems. The implementation of a sophisticated planning and scheduling system is nearing completion. This system will optimize available manufacturing resources (textile and garment) to help reduce inventories and lead time and improve the timeliness of deliveries. The system is driven by the Company's new in-house forecast system as well as by customer orders. The Company has also implemented a new offshore tracking system which monitors all garment production. Currently, the Company is installing, offshore, a real-time payroll system and satellite communications between offshore and domestic locations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company. See ITEM 1. "BUSINESS--ENVIRONMENTAL MATTERS," above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any of the Company's common equity securities. At April 17, 2000 there were 25 record holders of the Class A Common and 26 record holders of the Class B Common. All of Anvil's issued and outstanding capital stock is owned by Holdings.

RECENT SALES OF UNREGISTERED SECURITIES.

As required by the Certificate of Designations relating to its 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 506,559 shares ($12,664,000 at liquidation value) through the year ended January 29, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Set forth below are the selected historical financial data of the Company as of the dates and for the periods shown. The selected historical financial data of the Company for fiscal years 1997 through 1999 have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, whose report thereon appears under "Item 8. Financial Statements and Supplementary Data." The selected consolidated financial data for fiscal years 1995 and 1996 have been derived from audited consolidated financial statements which are not included herein. Holdings has no independent operations apart from its wholly owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and related notes thereto included elsewhere herein.

                                                              FISCAL YEAR ENDED
                                      ----------------------------------------------------------------------
                                       JANUARY 27,   FEBRUARY 1,  JANUARY  31,   JANUARY 30,    JANUARY 29,
                                          1996          1997          1998          1999           2000
                                          ----          ----          ----          ----           ----
                                      [Fiscal 1995] [Fiscal 1996] [Fiscal 1997] [Fiscal 1998]  [Fiscal 1999]

STATEMENT OF OPERATIONS DATA:

Net sales............................    $ 193,389    $ 204,154    $  214,867     $217,302       $198,930
Cost of goods sold...................      149,723      156,813       167,491      179,092        146,931
                                           -------      -------       -------      -------        -------

Gross profit.........................       43,666       47,341        47,376       38,210         51,999
Selling, general and
    administrative expenses..........       17,778       21,678        22,771       24,626         22,692
Special compensation (1).............          -            -          10,915          -             -
Amortization of intangible assets....          736          958           958          958            958
                                           -------     --------       -------      -------       --------
Operating income (loss)..............       25,152       24,705        12,732       12,626         28,349
Other income (expense):
  Interest expense...................       (8,844)      (7,912)      (15,392)     (17,279)       (15,793)
  Amortization of debt expense and
       other--net....................          616          415          (897)      (1,006)          (895)
                                           -------      -------     ----------    ---------    ----------
Income (loss) before
    provision for income
    taxes and extraordinary item.....       16,924       17,208        (3,557)      (5,659)        11,661
 Provision (benefit) for
      income taxes...................        6,770        6,883        (1,423)      (2,264)         5,213
                                           --------    --------        -------      -------      --------
Income (loss) before
    extraordinary item...............       10,154       10,325        (2,134)      (3,395)         6,448
  Extraordinary item--loss on
    extinguishment of debt, net of tax
    benefit of $1,838 and $417 (2)              -           -          (2,757)        -              (627)
                                           -------      -------        -------   ---------    -----------

Net income (loss)....................     $ 10,154      $10,325       $(4,891)     $(3,395)        $5,821
                                          ========      =======       ========     ========        ======

EBITDA (3)...........................     $ 31,615     $ 32,592      $ 30,864      $19,847        $35,727
                                          ========     ========      ========      =======        =======


                                                                                 FISCAL YEAR ENDED
                                                                      ---------------------------------------
                                                                      JANUARY 31,   JANUARY 30,   JANUARY 29,
                                                                         1998          1999          2000
                                                                         ----          ----          ----
Basic Income (Loss) Per Common Share: (4)
  Class A Common Stock:
       Income before extraordinary item..............................   $10.51        $11.46        $15.50
       Extraordinary item............................................     (.71)          -            (.16)
                                                                        ------        ------        ------
       Net income....................................................   $ 9.80        $11.46        $15.34
                                                                        ======        ======        ======
  Class B Common Stock:
       (Loss) before extraordinary item..............................   $(2.58)       $(3.15)       $ (.90)
       Extraordinary item............................................     (.71)          -            (.16)
                                                                        ------        ------        ------
       Net income....................................................   $(3.29)       $(3.15)       $(1.06)
                                                                        ======        ======        ======
Weighted average shares used in computation of basic income (loss)
  per share:
      Class A Common.................................................      290           290           290
                                                                        ======        ======        ======
      Class B Common.................................................    3,590         3,590         3,590
                                                                        ======        ======        ======


                                                      JAN 27,      FEB 1,      JAN 31,      JAN 30,     JAN 29,
BALANCE SHEET DATA (AT END OF PERIOD):                1996         1997        1998         1999        2000
                                                      ----         ----        ----         ----        ----

Cash and cash equivalents......................  $    1,568    $    1,863 $      959      $   3,397  $    3,413
Total assets...................................     136,527       136,832    147,113        150,930     139,852
Total debt.....................................      84,457        68,594    148,145        158,335     137,775
Preferred stock  (liquidation value)...........      22,620        25,582     33,033         37,541      42,664
Total stockholders' equity (deficit)...........      33,008        43,386    (66,255)       (74,397)    (73,908)

--------------------------------------------
  (1) In connection with the Recapitalization, the Company recorded a special charge in the three months ended May 3, 1997 for compensation related to the exercise of options by members of management, payment of a special transaction bonus to members of management and payments under a then existing equity buy-out plan to members of management. These charges aggregated $10,915, and are considered by management to be nonrecurring in nature.

  (2) In connection with the Recapitalization, the Company recorded an extraordinary charge of $2,757, net of an income tax benefit, in the year ended January 31, 1998, as a result of losses incurred in connection with the early extinguishment of debt. The Company also recorded an extraordinary charge of $627 (net of taxes) during the year ended January 29, 2000, in connection with the Loan Agreement and concurrent repayment of the Credit Agreement. Such amount represents the write off of deferred financing fees and other costs related to that refinancing.

  (3) EBITDA is defined as operating income plus depreciation and amortization. Fiscal 1996 EBITDA excludes a non-cash charge of $0.6 million for the estimated loss on disposal of certain fixed assets and fiscal 1997 excludes non-recurring items of $10.9 million for charges to special compensation. EBITDA is not a measure of performance under Generally Accepted Accounting Principles ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

    (4) See Note 14 to Financial Statements, included elsewhere herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

GENERAL

The following discussion provides information with respect to the results of operations of the Company for each of the three fiscal years in the period ended January 29, 2000. The following information should be read in conjunction with
ITEM 6. "SELECTED FINANCIAL DATA" and the consolidated financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

The Company's results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company's customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure from time to time in response to price changes. In the basic T-shirt market the Company generally does not lead its competitors in setting the current pricing structure and modifies its prices to the extent necessary to remain competitive with prices set by its competitors in this market.

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

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales, for the Company for each of the three years in the period ended January 29, 2000:

                                                                            YEAR ENDED
                                                           ---------------------------------------------
                                                            JANUARY 31,     JANUARY 30,     JANUARY 29,
                                                               1998            1999            2000
                                                               ----            ----            ----
                                                           [Fiscal 1997]   [Fiscal 1998]   [Fiscal 1999]
STATEMENT  OF OPERATIONS DATA:
  Net sales............................................        100.0%          100.0%         100.0%
  Cost of goods sold...................................         78.0            82.4           73.9
  Gross profit.........................................         22.0            17.6           26.1
  Selling, general and administrative expenses.........         10.6            11.3           11.4
  Interest expense.....................................          7.2             8.0            7.9

OTHER DATA:
  EBITDA (1)...........................................   $30.9 million   $19.8 million   $35.7 million
          Percentage of net sales......................         14.4%            9.1%           18.0%

  (1) EBITDA is defined as operating income plus depreciation and amortization. Fiscal 1997 excludes non-recurring charges of $10.9 million for special compensation. EBITDA is not a measure of performance under GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

YEAR ENDED JANUARY 29, 2000 COMPARED TO YEAR ENDED JANUARY 30, 1999

NET SALES for the year ended January 29, 2000 decreased $18.4 million (8.5%) to $198.9 million from $217.3 million for the year ended January 30, 1999. The decrease in net sales is the result of a decline in the average selling price for all goods sold of approximately 10%, slightly offset by an increase of 2% in total units sold.

GROSS PROFIT for the year ended January 29, 2000 increased approximately $13.8 million (36.1%) compared to the prior fiscal year despite the $18.4 million decline in sales. This improvement is the result of a substantial increase in gross margin percentages from 17.6% to 26.1%. This improvement in gross margin has been the result of the following factors:

    - The Company has negotiated what it considers advantageous yarn purchase commitments to take advantage of the lower price of yarn.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the year ended January 29, 2000 decreased by $1.9 million (7.9%) to $22.7 million from $24.6 million for the prior year. As a percentage of net sales, selling, general and administrative expenses were 11.4% and 11.3% for the fiscal years ended January 29, 2000 and January 30, 1999, respectively. The dollar decrease is composed of a reduction in selling expense of approximately $1.4 million resulting from sales staff reductions and reduced advertising, a decline of $0.4 million general and administrative expenses effected by staff and other expense reductions, and a reduction of $0.1 million in distribution expense due primarily to inclusion in the prior year of unusually high first quarter distribution expenditures to meet delivery commitments.

INTEREST EXPENSE for the year ended January 29, 2000 declined approximately $1.5 million (8.6%) as compared to the prior year. While interest rates were approximately the same in both periods, the decrease occurred due to lower levels of borrowings made possible by improved operating results.

INCOME BEFORE TAXES AND EXTRAORDINARY ITEMS improved by more than $17 million, from a loss of $5.7 million in the year ended January 30, 1999, to a profit of $11.7 in the current year. This was the result of the increase in gross profit of $13.8 million combined with lower selling, general and administrative expenses and interest expense ($1.9 million and $1.5 million, respectively). Income taxes of $5.2 million were provided in the year ended January 29, 2000, compared to a tax benefit of $2.3 million in the prior year. In addition, an extraordinary charge of $0.6 million (net of taxes) for loss on extinguishment of debt was recorded in the year ended January 29, 2000.

YEAR ENDED JANUARY 30, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

NET SALES for the year ended January 30, 1999 increased $2.4 million, or 1.1%, to $217.3 million from $214.9 million for the year ended January 31, 1998. The overall increase in net sales is comprised of an increase in units sold of approximately 2%, partially offset by a small decrease in the average selling price of all goods sold for the year. The Company's revenues and gross margins had been unfavorably impacted by ongoing lower prices for basic T-shirts. While the average selling price for all goods sold declined slightly, the price was maintained by increasing the percentage of higher priced products in the Company's product mix.

GROSS PROFIT for the year ended January 30, 1999 declined by $9.2 million (19.4%) from the prior year despite the $2.4 million increase in sales, as gross profit margin on sales declined to 17.6% from 22.0% in the prior year. Any favorable impact achieved by emphasizing the sale of products with traditionally higher profit margins, was offset by industry-wide pricing pressures affecting the Company's basic T-shirt business. In addition, production costs per unit for all products increased due to lower utilization of textile capacity, wage increases and the inefficiencies created by the transition of a substantial majority of sewing operations to offshore locations. A significant increase in the Company's contribution for employee medical benefits also unfavorably impacted the Company's results of operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the year ended January 30, 1999 increased by $1.9 million, or 8.2%, to $24.6 million from $22.7 million for the prior year. Expenditures for advertising, travel and entertainment, and other selling expenses increased $1.1 million and administrative expenses (primarily data processing and related costs) increased approximately $0.5 million. The remaining increase is primarily composed of increased distribution expense due to greater volume, and unusually high first quarter expenditures for freight to meet delivery commitments.

INTEREST EXPENSE for the year ended January 31, 1999 increased by $1.8 million, or 12.3%, to $17.2 million from $15.4 million for the prior year. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization and to fund additional working capital requirements. Interest rates were also slightly higher during the year ended January 30, 1999 compared to the prior year.

NET LOSS for the year ended January 31, 1999 was $3.4 million compared to a net loss of $4.9 million for the prior year. A decrease in gross profit of $9.2 million was further impacted by higher selling, general and administrative expenses ($1.9 million) and higher interest expense ($1.9 million). In the earlier year there was a charge of $10.9 million for "special compensation" and an extraordinary charge of $2.8 million (after applicable income tax benefit) on extinguishment of debt. A tax benefit of $2.3 million was recognized in the year ended January 31, 1999 compared to $1.4 million in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $5.6 million in the year ended January 30, 1999 and $3.4 million in the year ended January 29, 2000. Historically, the Company's major capital expenditures have related to: (i) improvements to its distribution center in Dillon, South Carolina; (ii) the acquisition of machinery and equipment; and (iii) the acquisition of management information systems hardware and software. Beginning with the fiscal year ending February 3, 2001, the Company anticipates the level of capital expenditures for the next few years to be at an annual rate of $5.0 to $7.0 million, including those relating to new offshore sewing operations. The Company has no other material capital commitments for the next twelve months outside of the ordinary course of business.

The Company's principal working capital requirements are financing accounts receivable and inventories. At January 29, 2000, the Company had net working capital of approximately $48.5 million, including approximately $3.4 million of cash and cash equivalents, $31.1 million of accounts receivable, $39.9 million of inventories, $3.1 million of other current assets; and $29.0 million in accounts payable and other current liabilities.

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

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million, which commenced on July 1, 1999. Anvil also borrowed $19.6 million under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At January 29, 2000, the Company had reduced the amount due under the Revolving Credit Facility to $0.6 million bearing interest at 8.4%.

At January 30, 1999, the Company classified $25.0 million of its then revolving credit loan as a long-term liability, which represents the amount which the Company then anticipated it would continually refinance.

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

The Company believes that, based upon current and anticipated levels of operations, funds generated from operations, together with other available sources of liquidity, including borrowings under the Loan Agreement, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures, fund working capital requirements and satisfy its debt service requirements.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As extended by SFAS No. 137 issued in June 1999, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact on its financial statements nor determined the timing or method of adopting SFAS No. 133.

YEAR 2000 ISSUES

The Company's comprehensive Year 2000 Plan has been implemented successfully. The Company has upgraded its major software systems over the past few years and installed new accounts payable and general ledger systems which are Year 2000 compliant. The Company has also upgraded its major computer hardware components which are all Year 2000 compliant. There were no material hardware or software conflicts encountered in the Year 2000 transition, and costs associated with this completed project were in line with the budgeted costs needed for normal business requirements.

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

As discussed above, these management initiatives have begun to have a favorable effect on the Company's results of operations, particularly during the latter half of the fiscal year just ended. Management intends to continue these and other efficiency-oriented strategies to the extent it deems necessary to improve operating results and meet competition.

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

The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 2000 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its potential exposure to market risk is not material. The Company has an interest rate swap agreement in place to hedge its exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1, Index to Financial Statements, included elsewhere herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to the directors of the Company, the information required by Item 10 of Form 10-K appears on pages 1 through 3 of the Information Statement, and is incorporated herein by reference.

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers and key employees of the Company.

                             EXECUTIVE OFFICERS AND
                         CERTAIN KEY EMPLOYEES OF ANVIL

The following sets forth certain information with respect to the executive officers and certain key employees of Anvil.


NAME                         AGE(1)     POSITION

Bernard Geller.................66       President, Chief Executive Officer,
                                        Chairman of the Board

Jacob Hollander................58       Executive Vice President, Chief Administrative Officer,
                                        Secretary, General Counsel and Director

Anthony Corsano................40       Executive Vice President of Sales and Marketing

William H. Turner..............52       Executive Vice President of Manufacturing

Pasquale Branchizio............61       Vice President of Finance

--------------------
(1) All ages are as of December 31, 1999

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears on pages 4 through 8 of the Information Statement, and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears on pages 8 through 10 of the Information Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears on pages 11 and 12 of the Information Statement and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  1.   Financial Statements -   See Page F-1 for index to Financial
           Statements

        2. Financial Statement Schedules - Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.
(b) Reports on Form 8-K

     None.

 (c)   Exhibits

NO.   DESCRIPTION

  2.1 Recapitalization Agreement, dated as of February 12, 1997, by and among Citicorp Venture Capital, Ltd., BRS, Holdings, Anvil VT, Inc. and the stockholders and voting trust certificate holders named on the signature pages thereto, as amended by the certain Amendment and Consent to Assignment dated as of February 21, 1997 and that Waiver and Second Amendment to the Recapitalization Agreement dated as of March 13, 1997.(1)

  3.1  Certificate of Incorporation of Anvil.(1)

  3.2  Restated Certificate of Incorporation of Holdings.(4)

  3.3  Certificate of Incorporation of Cottontops.(1)

  3.4  By-Laws of Anvil.(1)

  3.5  By-Laws of Holdings.(1)

  3.6  By-Laws of Cottontops.(1)

  4.1  Certificate of Designation of Holdings.(1)

  4.2 Certificate of Designation of Holdings relating to Series B 13% Senior Exchangeable Preferred Stock due 2009.(2)

  4.3 Purchase Agreement, dated as of March 14, 1997, by and among Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Wasserstein Perella securities, Inc. ("Wasserstein"), NationsBanc Capital Markets, Inc. ("NationsBanc"), Anvil and Holdings.(1)

  4.4 Senior Indenture, dated as of March 14, 1997, by and among the Anvil, Holdings, Cottontops and the other Subsidiary Guarantors and United States Trust Company of New York, as trustee.(1)

  4.5  10-7/8% Senior Notes and Guarantees.(1)

  4.6  Series B 10-7/8% Senior Notes and Guarantees.(2)

  4.7 Registration Rights Agreement, dated as of March 14, 1997, by and among Anvil, Holdings, Cottontops and DLJ, Wasserstein and NationsBanc, as Initial Purchasers.(1)

  4.8 Loan and Security Agreement dated March 11, 1999 by and among Congress Financial Corporation, Anvil, Holdings and Cottontops.(5)

  4.9 Term Promissory Note of Anvil dated March 11, 1999 payable to Congress Financial Corporation.(5)

  4.10 Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Holdings.(5)

  4.11 Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Anvil.(5)

  10.1 Employment Agreement, dated as of January 31, 1995, by and between Anvil and Bernard Geller.(1)

  10.2 Employment Agreement, dated as of January 31, 1995, by and between Anvil and Jacob Hollander.(1)

  10.3 Employment Agreement, dated as of January 31, 1995, by and between Anvil and William H. Turner.(1)

  10.4 Employment Agreement, dated as of January 31, 1995, by and between Anvil and Anthony Corsano.(1)

  10.5 Exchange Debenture Indenture, dated as of March 14, 1997, by and between Holdings and United States Trust Company of New York, as trustee.(1)

  10.6 Registration Rights Agreement, dated as of March 14, 1997, by and between Holdings and DLJ, as the Initial Purchaser.(1)

  10.7 Registration Rights and Securityholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture CCT II Partners, L.P. "CCT") and DLJ.(1)

  10.8 Registration Rights Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other executive of Holdings or its subsidiaries who acquires common stock from Holdings after the date thereof and executes a joinder thereto, the persons set forth on the signature pages thereto and DLJ.(1)

  10.9 Stockholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other person who acquires common stock of Holdings after the date thereof and executes a joinder thereto.(1)

 10.10 1997 Stock Option Plan.(1)

 10.11 Amendment No. 1 dated as of December 27, 1997 to Stockholders Agreement by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other person who acquires common stock of Holdings after the date thereof and executes a joinder thereto.(3)

 10.12 Management Agreement dated November 3, 1998 among Anvil, Holdings, and BRS.(5)

 21    Subsidiaries of Holdings.

 27.1  Financial Data Schedule.


(1) Previously filed with the Company's Registration Statement and Amendments thereto on Form S-4 (SEC file No. 333-26999) and is incorporated herein by reference.

(2) Previously filed with the Company's Form 10-Q for the Quarter ended August 2, 1997, and is incorporated herein by reference.

(3) Previously filed with the Company's Form 10-K for the Year ended January 31, 1998, and is incorporated herein by reference.

(4) Previously filed with the Company's Form 10-Q for the Quarter ended October 31, 1998, and is incorporated herein by reference.

(5) Previously filed with the Company's Form 10-K for the Year ended January 30, 1999, and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Anvil Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANVIL HOLDINGS, INC.

                                 By:             /S/ JACOB HOLLANDER
                                   ----------------------------------------
                                                   Jacob Hollander
                                            Vice President and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


          SIGNATURE                      CAPACITY                          DATE

/S/ BERNARD GELLER                  Chairman of the Board ,                APRIL 27, 2000
----------------------------        President and Director                 -------------------
      Bernard Geller                (Principal Executive
                                    And Financial Officer)

/S/ JACOB HOLLANDER                 Vice President, Secretary              APRIL 27, 2000
----------------------------        and Director                           -------------------
     Jacob Hollander

/S/  PASQUALE BRANCHIZIO            Vice President of Finance              APRIL 27, 2000
----------------------------        (Principal Accounting Officer)         -------------------
    Pasquale Branchizio


 /S/ BRUCE C. BRUCKMANN             Director                               APRIL 27, 2000
----------------------------                                               -------------------
    Bruce C. Bruckmann

 /S/  STEPHEN F. EDWARDS            Director                               APRIL 27, 2000
----------------------------                                               -------------------
    Stephen F. Edwards

 /S/  DAVID F. THOMAS               Director                               APRIL 27, 2000
----------------------------                                               -------------------
    David F. Thomas

/S/  JOHN D. WEBER                  Director                               APRIL 27, 2000
-----------------------------                                              -------------------
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

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                                                   PAGE

Report of Independent Accountants....................................................................F-2

Consolidated Balance Sheets at January 30, 1999 and January 29, 2000.................................F-3

Consolidated Statements of Operations for the years ended January 31, 1998,
      January 30, 1999 and January 29, 2000..........................................................F-4

Consolidated Statements of Cash Flows for the years ended January 31, 1998,
     January 30, 1999 and January 29, 2000...........................................................F-7

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)  for the
    years ended January 31, 1998, January 30, 1999 and January 29, 2000..............................F-6

Notes to Consolidated Financial Statements...........................................................F-8

Schedule II --Valuation and Qualifying Accounts......................................................S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anvil Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Anvil Holdings, Inc. and subsidiaries as of January 30, 1999 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended January 31, 1998, January 30, 1999 and January 29, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Anvil Holdings, Inc. and subsidiaries as of January 30, 1999 and January 29, 2000 and the results of their operations and their cash flows for the years ended January 31, 1998, January 30, 1999 and January 29, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



s/s Deloitte & Touche LLP
New York, New York
March 31, 2000

                                                ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (In Thousands, Except Share Data)
                                                                         JANUARY 30,        JANUARY 29,
                                                                            1999               2000
                                                                            ----               ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................  $  3,397          $  3,413
  Accounts receivable, less allowances for doubtful accounts of
    $635 and $1,211.....................................................    31,232            31,143
  Inventories...........................................................    41,356            39,906
  Prepaid and refundable income taxes...................................     1,704               117
  Deferred income taxes-short term portion..............................     2,353             2,003
  Prepaid expenses and other current assets.............................       706               987
                                                                           -------          --------

              Total current assets......................................    80,748            77,569

PROPERTY, PLANT AND EQUIPMENT--Net......................................    37,536            33,631

DEFERRED INCOME TAXES...................................................     3,823             1,380

INTANGIBLE ASSETS--Net .................................................    24,529            23,571

OTHER ASSETS............................................................     4,294             3,701
                                                                        ----------       -----------
                                                                         $ 150,930        $  139,852
                                                                         =========        ==========

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable...................................................... $   7,181         $   8,523
  Accrued expenses and other current liabilities........................    16,652            17,213
  Current portion of term loan..........................................       -               2,345
  Revolving credit loan.................................................     6,500               584
  Income taxes payable..................................................       -                 340
                                                                         ---------            ------
                  Total current liabilities.............................    30,333            29,005
                                                                            ------            ------

LONG-TERM PORTION OF REVOLVING CREDIT LOAN..............................    25,000              -
                                                                            ------        ----------
LONG-TERM PORTION OF TERM LOAN..........................................       -               7,621
                                                                         ---------         ---------
10-7/8% SENIOR NOTES....................................................   126,835           127,225
                                                                           -------           -------
DEFERRED INCOME TAXES...................................................     5,276             6,467
                                                                         ---------         ---------
OTHER LONG-TERM OBLIGATIONS.............................................     1,744             1,969
                                                                         ---------         ---------
REDEEMABLE PREFERRED STOCK
     (Liquidation value $37,541 and $42,664)............................    36,139            41,473
                                                                            ------            ------
STOCKHOLDERS'  DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $36,568 and $41,139).....................................         3                 3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares...................................        36                36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
        Additional paid-in capital......................................    12,803            12,803
    Deficit.............................................................   (87,239)          (86,750)
                                                                         ---------       ------------
           Total stockholders' deficiency...............................   (74,397)          (73,908)
                                                                          ---------       -----------
                                                                          $150,930         $ 139,852
                                                                          ========         =========

                                           See notes to consolidated financial statements.


                                                ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                                                STATEMENTS OF CONSOLIDATED OPERATIONS
                                                  (In Thousands, Except Share Data)

                                                                                  FISCAL YEAR ENDED
                                                                    -----------------------------------------
                                                                    JANUARY 31,    JANUARY 30,    JANUARY 29,
                                                                       1998           1999            2000
                                                                       ----           ----            ----
NET SALES.......................................................     $214,867        $217,302      $198,930
COST OF GOODS SOLD..............................................      167,491         179,092       146,931
                                                                     --------        --------      --------
       Gross profit.............................................       47,376          38,210        51,999
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES.....................................................       22,771          24,626        22,692
SPECIAL COMPENSATION............................................       10,915             -             -
AMORTIZATION OF INTANGIBLE ASSETS...............................          958             958           958
                                                                     --------        --------      --------
        Operating income........................................       12,732          12,626        28,349
OTHER INCOME (EXPENSE):
    Interest expense............................................      (15,392)        (17,279)      (15,793)
    Amortization of debt expense and other --net................         (897)         (1,006)         (895)
                                                                     --------        --------      --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES AND EXTRAORDINARY ITEM.....................       (3,557)         (5,659)       11,661
(BENEFIT) PROVISION FOR INCOME TAXES............................       (1,423)         (2,264)        5,213
                                                                     --------        --------      --------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM.........................       (2,134)         (3,395)        6,448
EXTRAORDINARY ITEM - Loss on extinguishment
    of  debt (net of tax benefit of  $1,838 and $417)...........       (2,757)            -            (627)
                                                                     --------        --------      --------
NET (LOSS) INCOME...............................................       (4,891)         (3,395)        5,821
  Less Preferred Stock  dividends (pro forma in 1998)...........       (4,094)         (4,585)       (5,171)
  Less Common A preference (pro forma in 1998)..................       (3,798)         (4,235)       (4,754)
                                                                     --------        --------      --------
  Net (loss) attributable to common stockholders................     $(12,784)       $(12,215)     $ (4,104)
                                                                     ========        ========      ========

BASIC INCOME (LOSS) PER COMMON SHARE:
Class A Common Stock:
   Income before extraordinary item.............................     $  10.51        $  11.46      $  15.50
   Extraordinary item...........................................         (.71)            -            (.16)
                                                                     --------        --------      --------
   Net income...................................................     $   9.80        $  11.46      $  15.34
                                                                     ========        ========      ========
Class B Common Stock:
   (Loss) before extraordinary item.............................     $  (2.58)       $  (3.15)     $   (.90)
   Extraordinary item...........................................         (.71)            -            (.16)
                                                                     --------        --------      --------
   Net (loss)...................................................     $  (3.29)       $  (3.15)     $  (1.06)
                                                                     ========        ========      ========
Weighted average shares used in computation of
  basic income (loss) per share:
  Class A Common................................................          290             290           290
                                                                     ========        ========      ========
  Class B Common................................................        3,590           3,590         3,590
                                                                     ========        ========      ========

                                           See notes to consolidated financial statements.


                                                ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                                                STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           (In Thousands)

                                                                                 FISCAL YEAR ENDED
                                                                     ------------------------------------------
                                                                     JANUARY 31,    JANUARY 30,     JANUARY 29,
                                                                        1998           1999            2000
                                                                        ----           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...........................................      $(4,891)        $(3,395)       $ 5,821
    Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
    Depreciation and amortization of fixed assets...............        6,259           6,263          6,420
    Amortization of other assets................................        1,981           2,023          2,029
    Loss on extinguishment of debt..............................        2,757            -               627
    Provision (recovery) of bad debts...........................          (52)           (187)           576
    Noncash interest expense....................................        1,706            -              -
    Noncash compensation........................................        5,177            -              -
    Deferred income taxes.......................................          551          (1,584)         3,984
 Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable.........................................        1,194          (3,899)          (487)
    Inventories.................................................       (9,618)            733          1,450
    Prepaid and refundable income taxes.........................          700           2,936          1,587
    Accounts payable............................................        2,626          (4,805)         1,342
    Accrued expenses & other liabilities........................        3,437           1,303            786
    Income taxes payable........................................          -              -               340
    Other--net..................................................       (1,481)         (1,121)          (994)
                                                                      -------         -------        -------

           Net cash provided (used) by operating activities.....       10,346          (1,733)        23,481
                                                                      -------         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment........................       (6,102)         (5,633)        (3,402)
     Net fixed asset disposals..................................           23               4            887
                                                                      -------         -------        -------

           Net cash provided (used) by financing activities.....       (6,079)         (5,629)        (2,515)
                                                                      -------         -------        -------


                                           See notes to consolidated financial statements.


                                                ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                                          STATEMENTS OF CONSOLIDATED CASH FLOWS - CONTINUED
                                                           (IN THOUSANDS)

                                                                              FISCAL YEAR ENDED
                                                                  -------------------------------------------
                                                                  JANUARY 31,       JANUARY 30,   JANUARY 29,
                                                                     1998              1999          2000
                                                                     ----              ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under revolving credit agreements.....     26,500             9,800       (30,916)
  Repayment of old revolving credit facility....................    (19,200)             -             -
  Proceeds of Term Loan.........................................        -                -           11,725
  Repayments of long-term debt..................................    (46,325)             -           (1,759)
  Proceeds from exercise of stock options.......................        336              -             -
  Repayment of Subordinated Promissory Note.....................     (9,575)             -             -
  Proceeds of Senior Notes......................................    130,000              -             -
  Redemption of Old Preferred Stock.............................    (22,736)             -             -
  Repurchase of Old Common Stock................................    (92,262)             -             -
  Proceeds from sale of Units...................................     26,667              -             -
  Issuance of New Common Stock..................................     13,063              -             -
  Repayment of stockholder loans................................        250              -             -
  Expenses related to the Recapitalization......................    (11,889)             -             -
                                                                   --------           -------      --------
         Net cash (used in) provided by
            financing activities................................     (5,171)            9,800       (20,950)
                                                                   --------           -------      --------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS.........................................       (904)            2,438            16

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR............................................      1,863               959         3,397
                                                                   --------           -------      --------

CASH AND CASH EQUIVALENTS,
   END OF YEAR..................................................   $    959           $ 3,397      $  3,413
                                                                   ========           =======      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest........................................   $ 10,533           $17,206      $ 16,184
                                                                   ========           =======      ========
  Net refunds received for income taxes.........................   $ (2,123)          $(2,198)     $ (1,115)
                                                                   =========          =======      ========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
Redeemable Preferred Stock Issued in Lieu of Dividends..........    $ 3,033           $ 4,585      $  5,171
                                                                    =======           =======      ========



                                           See notes to consolidated financial statements.


                                                ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                               STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                           (IN THOUSANDS)


                                                               Common Stock
                                                    ----------------------------------
                                                         (Old)             (New)
                                   Preferred Stock  ----------------- ---------------- Additional  Retained     Loans
                                 Class Class Class  Class Class Class Class Class Class  Paid-in   Earnings    Receivable-
                                    A    B     C      A     B     C     A     B     C    Capital  (Deficiency) Stockholders  Total
                                  ----------------------------------------------------- --------- -----------  ------------ --------
Balance at February 2, 1997.....   $1   $1     -     $58   $26   $17    -      -    -    $23,054     $20,479       $(250)   $43,386
Exercise of stock options.......                             5                             5,507                              5,512
Repurchase and exchange of Old
  Common Stock..................                     (58)  (31)  (17)   2     19          (8,563)    (85,440)               (94,088)
Redemption and exchange of Old
  Preferred Stock...............   (1)  (1)                                              (19,998)     (6,025)               (26,025)
Common shares issued in
  Units Offering................                                               4             386                                390
Repayment of stockholder loans..                                                                                     250        250
Issuance of new common stock....                                        1     13          13,049                             13,063
Offering expenses attributable to
  the sale of common stock .....                                                            (632)                              (632)
Preferred stock dividends.......                                                                      (3,033)                (3,033)
Accretion of preferred stock....                                                                        (187)                  (187)
Net loss........................                                                                      (4,891)                (4,891)
                                   ------------------------------------------------------------------------------------------------
Balance at January 31, 1998.....    -    -     -       -     -     -    3     36    -     12,803     (79,097)          -    (66,255)
Preferred stock dividends.......                                                                      (4,585)                (4,585)
Accretion of preferred stock....                                                                        (162)                  (162)
Net loss........................                                                                      (3,395)                (3,395)
                                   ------------------------------------------------------------------------------------------------
Balance at January 30,1999......    -    -     -       -     -     -    3     36    -     12,803     (87,239)          -    (74,397)
Preferred stock dividends.......                                                                      (5,171)                (5,171)
Accretion of preferred stock....                                                                        (161)                  (161)
Net income......................                                                                       5,821                  5,821
                                   ------------------------------------------------------------------------------------------------
Balance at January 29, 2000.....    -    -     -       -     -     -   $3    $36    -    $12,803    $(86,750)          -   $(73,908)
                                   ================================================================================================




                                           See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.  THE COMPANY

On January 28, 1995, Anvil Holdings, Inc., a Delaware corporation ("Holdings"), and its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), acquired the assets and assumed certain liabilities of the Anvil Knitwear Division (the "Predecessor") from McGregor Corporation ("McGregor") (the "Acquisition").

The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children. The Company markets and distributes its products, under private label and brand names, primarily to wholesalers and screen printers, principally in the United States. The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

On January 31, 1997, Anvil, through its subsidiary, Cottontops, Inc. ("Cottontops") completed the acquisition of certain assets and assumption of certain liabilities of a marketer and distributor of activewear products which, prior to the acquisition, sold finished activewear products to the Company as well as directly into the retail market. The acquisition has been accounted for using the purchase method of accounting. The Company began consolidating the results of operations of Cottontops effective February 2, 1997.

In fiscal 1999, the Company caused the formation of CDC GmbH in Germany. Operating as a wholly-owned subsidiary of Anvil, CDC GmbH distributes the Company's products in Germany and other parts of Europe.

2.  RECAPITALIZATION AND REFINANCING

The Company's current capital structure is the result of a March 1997 recapitalization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") contributed $13,063 for the purchase of new common stock; (iii) 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture") and the Management Investors reinvested a portion of their shares of capital stock of the Company in exchange for newly issued common stock; and (iv) 399 Venture exchanged a portion of its capital stock for Senior Exchangeable Preferred Stock and new common stock.

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000, 13% Senior Exchangeable Preferred Stock due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). The Senior Exchangeable Preferred Stock was recorded at $27,656 representing the proceeds of $30,000, less $390 allocated to the Class B common stock and $1,954 of expenses attributable to the Units offering. Additionally, on March 14, 1997, Anvil sold $130,000 of 10-7/8% Senior Notes due 2007 ("Senior Notes") in connection with the Recapitalization, repaid its borrowings under an existing credit agreement (the "Old Credit Agreement") and entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement was replaced in March 1999 (See Note 8 to Financial Statements).

The net proceeds from the Units and Notes offerings and borrowings under the Credit Agreement were used by the Company to: (i) redeem the outstanding common stock and preferred stock; (ii) repay the balance outstanding under the Old Credit Agreement; (iii) repay the subordinated debt; (iv) pay fees and expenses;
(v) pay a management bonus; and (vi) pay amounts due in accordance with the Phantom Equity Plan (see Note 17).

During the year ended January 31, 1998, the Company recorded a special compensation charge of $10,915, which consists of the compensation recorded upon exercise of options by members of management, payment of a special transaction bonus to management and payments under a then existing equity buy-out plan to members of management.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR--The Company's operations are on a "52/53-week" fiscal year ending on the Saturday closest to January 31.

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

EVALUATION OF LONG-LIVED ASSETS--Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. There were no adjustments to the carrying amount of long-lived assets resulting from the Company's evaluation for any periods presented in the accompanying financial statements.

DEFERRED FINANCING FEES--Included in other assets are deferred financing fees (approximately $4,100 and $3,500 at January 30, 1999 and January 29, 2000, respectively), which are being amortized over approximately six years to coincide with the term of the applicable credit agreements.

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

EARNINGS PER SHARE--Basic income (loss) per share is computed based upon the average outstanding shares attributable to the Class A and Class B Common shares after the Recapitalization.

RECLASSIFICATIONS--To facilitate comparison with the current fiscal year, certain reclassifications have been made to prior year's financial statements.

NEW ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As extended by SFAS No. 137 issued in June 1999, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact on its financial statements nor determined the timing or method of adopting SFAS No. 133.

4.  INVENTORIES

Inventories, valued at lower of cost or market, consist of the following:

                                                                       JANUARY 30,       JANUARY 29,
                                                                          1999              2000
                                                                          ----              ----
                    Finished goods.............................         $  26,313        $  22,026
                    Work-in-process............................             9,441           11,777
                    Raw materials and supplies.................             5,602            6,103
                                                                        ---------       ----------
                                                                        $  41,356        $  39,906
                                                                        =========        =========

5.  PROPERTY, PLANT AND EQUIPMENT

 Property plant and equipment consists of the following:

                                                                       JANUARY 30,       JANUARY 29,
                                                                          1999              2000
                                                                          ----              ----

                Land...........................................      $        849        $     769
                Buildings and improvements.....................            15,271           14,297
                Machinery, equipment, furniture and fixtures...            45,391           47,900
                                                                           ------           ------
                                                                           61,511           62,966
                Less accumulated depreciation and amortization ..         (23,975)         (29,335)
                                                                         --------          --------
                                                                         $ 37,536         $ 33,631
                                                                         ========         ========

6.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                       JANUARY 30,       JANUARY 29,
                                                                          1999              2000
                                                                          ----              ----

                Trademarks--net of accumulated
                   amortization of $1,144 and $1,430...........         $   3,714         $  3,428
                Goodwill--net of accumulated
                   amortization of $2,466 and $3,138...........            20,815           20,143
                                                                           ------           ------
                                                                         $ 24,529         $ 23,571
                                                                         ========         ========

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                                       JANUARY 30,       JANUARY 29,
                                                                          1999              2000
                                                                          ----              ----
                Accrued wages, fringe benefits and bonuses.....         $   5,250         $  6,079
                Accrued interest payable.......................             5,788            5,397
                Other..........................................             5,614            5,737
                                                                            -----            -----
                                                                         $ 16,652          $17,213
                                                                         ========          =======

8.  CREDIT AGREEMENTS

THE CREDIT AGREEMENT

In March 1997, Anvil entered into the Credit Agreement providing a $55,000 revolving credit facility, with a sublimit of $5,000 for letters of credit expiring March 14, 2002, subject to certain maximum levels of borrowings based upon asset levels. Anvil used $33,250 of the borrowings under the Credit Agreement to finance a portion of the Recapitalization. Effective March 11, 1999, all amounts due under the Credit Agreement were repaid from the proceeds of a new loan agreement (the "Loan Agreement") more fully described below.

Interest on borrowings under the Credit Agreement was payable at a rate equal to LIBOR or the Alternate Base Rate (defined as the higher of (i) the lender's prime rate, and (ii) the Federal Funds rate plus 0.5%), each plus an applicable margin ranging from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Alternate Base Rate loans, determined based upon attainment of certain financial ratios. At January 31, 1999, the amount outstanding under the Credit Agreement was $31,500, bearing interest at 7.94%. The weighted average interest rate on such debt during each of the years ended January 31, 1998 January 30, 1999 and January 29, 2000 was approximately 7.88%. The Company classified $25,000 of the amount outstanding under the Credit Agreement as a long-term liability at January 30, 1999 which represented the amount the Company then anticipated it would continually refinance.

LOAN AGREEMENT

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586, which commenced on July 1, 1999. Anvil also borrowed $19,566 under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guarantee amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At January 29, 2000 there was $584 outstanding under the Revolving Credit Facility at an interest rate of 8.4%. The weighted average interest rate on borrowings under the Loan Agreement during the year ended January 29, 2000 was 8.3%.

9.  SENIOR NOTES

On March 14, 1997, Anvil issued $130,000 of 10-7/8% Senior Notes (the "Senior Notes") due March 15, 2007 and received proceeds of $126,100 net of debt discount of $3,900. Interest on the notes is payable semiannually on March 15 and September 15. The Company may redeem the Senior Notes at a redemption price of 105.438%, 103.625%, and 101.813% at any time during the 12-month period beginning on March 15, 2002, 2003 and 2004, respectively, and at 100% thereafter.

The Senior Notes are guaranteed by the Company and Cottontops, are senior unsecured obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company and PARI PASSU in right of payment with all existing and future senior indebtedness, including borrowings under the Loan Agreement. The indenture relating to the Senior Notes contains certain covenants, including restrictions on additional indebtedness, certain asset sales, and the payment of dividends.

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

10.  RELATED PARTY TRANSACTIONS

Concurrent with the Acquisition, the Company entered into a management agreement with Vestar Equity Partners L.P. ("Vestar"), Citicorp Venture Capital, Ltd. ("CVC") and Culligan International Company ("Culligan") through January 2005, whereby Vestar provided advisory and consulting services to the Company and its subsidiaries, and CVC and Culligan, in turn, provided consulting services to Vestar, when requested, in connection with the fulfillment by Vestar, of Vestar's obligation to the Company. In exchange for these services, the Company paid management fees aggregating $472 during the year ended February 1, 1997. Pursuant to the terms and conditions of the Recapitalization and the Units and Notes Offerings, the management agreement was terminated.

Anvil, Holdings and Cottontops have entered into a management agreement with BRS (the "Management Agreement"), effective as of the Recapitalization, whereby BRS is to provide certain advisory and consulting services in relation to the affairs of Anvil, Holdings and Cottontops, including services in connection with strategic financial planning, and the selection, retention and supervision of investment bankers or other financial advisors or consultants. Annual fees under the Management Agreement are $250.

Holdings' Articles of Incorporation provide for dividends on its Series 1-Class A Common Stock, all of which is held by 399 Venture and its affiliates. In lieu of such dividends Holdings has agreed to pay 399 Venture financing fees in the aggregate annual amount of $250 from the date of the Recapitalization.

11.  EXTRAORDINARY ITEMS

The Company recorded an extraordinary charge of $627 (net of taxes) during the year ended January 29, 2000, in connection with the Loan Agreement and concurrent repayment of the Credit Agreement. Such amount represents the write off of deferred financing fees and other costs related to that refinancing.

During the year ended January 31, 1998, as a result of the repayment of a subordinated promissory note and the refinancing of the Old Credit Agreement (see Note 8), the Company wrote off an aggregate of $4,595 of deferred financing fees and unamortized debt discount. This amount (net of tax benefit of $1,838) was recorded as an extraordinary charge in the accompanying statement of consolidated operations.

12.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                                 YEAR ENDED
                                                                   ----------------------------------------
                                                                   JANUARY 31,    JANUARY 30,   JANUARY 29,
                                                                      1998           1999          2000
                                                                      ----           ----          ----
                Current:
                  Federal......................................   $ (1,846)       $  (680)       $ 1,046
                  State and local..............................       (128)            -             183
                                                                  ---------        -------       -------
                      Total current (benefit)..................     (1,974)          (680)         1,229
                                                                    -------          -----         -----
                Deferred:
                  Federal......................................        447         (1,283)         3,228
                  State and local..............................        104           (301)           756
                                                                   -------            ----        ------
                      Total deferred (benefit) provision.......        551         (1,584)         3,984
                                                                       ---         -------         -----

                Total tax (benefit) provision..................   $ (1,423)      $ (2,264)       $ 5,213
                                                                  =========      =========       =======

 A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                                                 YEAR ENDED
                                                                   ---------------------------------------
                                                                   JANUARY 31,    JANUARY 30,   JANUARY 29,
                                                                      1998           1999          2000
                                                                      ----           ----          ----
                Federal statutory tax rate.....................         35%            35%            35%
                State and local taxes --net of
                    Federal income tax benefit.................         5              5               5
                Other..........................................         -              -               5
                                                                     ------          ----            ----
                                                                        40%           40%             45%
                                                                        ===          ====             ===

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

                                                                       JANUARY 30,       JANUARY 29,
                                                                          1999              2000
                                                                          ----              ----
                  Deferred tax assets relating to:
                     Inventories...............................           $   662         $   802
                     Net operating loss carryforward...........             3,824             950
                     Reserves not currently deductible.........             1,690           1,442
                     Tax credit carryforward...................              -                190
                                                                          -------       ---------
                          Total deferred tax assets............             6,176           3,384
                                                                            -----           -----
                  Deferred tax liabilities relating to:
                     Property, plant and equipment.............            (3,389)         (3,819)
                     Goodwill and trademarks...................            (1,887)         (2,320)
                     Unremitted foreign earnings...............              -               (328)
                                                                         ---------         -------
                           Total deferred tax liabilities......            (5,276)         (6,467)
                                                                          --------         -------

                           Net deferred tax asset (liability)..            $  900        $ (3,083)
                                                                           ======        =========

At January 29, 2000, the Company had an aggregate net operating loss carryforward of approximately $1,264 with expirations beginning in the year 2020.

13.       INCOME (LOSS) PER SHARE

Net income (loss) per share as presented in the accompanying statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding. For the year ended January 31, 1998 the computation assumes that the Recapitalization had occurred at the beginning of that fiscal year. Following is the computation of the per share amounts as presented in the Statement of Operations:

                                                                                 YEAR ENDED
                                                               --------------------------------------------
                                                               JANUARY 31,       JANUARY 30,    JANUARY 29,
                                                                   1998             1999             2000
                                                                   ----             ----             ----

       Net (loss) attributable to common stockholders........  $  (12,784)       $(12,215)         $(4,104)
                                                               ===========       =========         ========

       Preference per Class A common share...................  $    13.10        $   4.61         $  16.40
       Net (loss) per common share...........................       (3.29)          (3.15)           (1.06)
                                                                   -------          ------           ------
       Net income per Class A common share...................  $     9.80        $  11.46          $ 15.34
                                                                =========          ======          =======

       Net  (loss) per Class B common share..................  $    (3.29)       $  (3.15)       $   (1.06)
                                                                ==========        ========       ==========

   The following table presents basic net income (loss) per share for the year ended January 31, 1998 using the historical shares outstanding, and is computed by dividing net income (loss) applicable to each class of Common Stock by the actual average number of commons shares outstanding during that year. Such computation does not give retroactive effect to the Recapitalization.


                                                                              FISCAL YEAR ENDED
                                                                                 JANUARY 31,
                                                                                    1998
                                                                                    ----

      Net (loss)..........................................................     $  (4,891)
      Less: preferred dividends...........................................        (2,805)
               Class A common preference..................................        (3,021)
                                                                                  -------
      Net (loss) applicable to common stockholders....                         $ (10,717)
                                                                               ==========

      Preference per Class A common share............................            $  9.67
      Net income (loss) per common share (all classes)                             (2.35)
                                                                                   ------
      Net income per Class A common share............................             $ 7.32
                                                                                  ======

       Net income (loss) per Class B common share..................              $ (2.35)
                                                                                 ========

Weighted average shares used in computation of basic income (loss) per share:
            Class A Common....................................                       928
                                                                                     ===
            Class B Common....................................                     3,633
                                                                                   =====


14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Under an interest rate swap agreement aggregating $10,000 and expiring in June 2000, Anvil receives interest at LIBOR, reset quarterly, and pays interest at the weighted average fixed rate of 7.3%. Interest payments and receipts commenced September 1995 and occur quarterly. The Company does not hold or issue financial instruments for trading purposes.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to swap agreements, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The fair value of interest rate swaps at January 30, 1999 and January 29, 2000 is approximately $345 and $60, respectively and reflects the estimated amount that the Company would pay to terminate the contracts at such dates. The fair value information has been obtained from dealer quotations.

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

15.  EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company has a savings and investment plan under which eligible employees may contribute up to 16% of their compensation, subject to certain limitations. The Company matches 100% of the contributions up to the first 3% and 50% of the next 3%. During the years ended January 31, 1998, January 30, 1999 and January 29, 2000, the Company made contributions to the plan aggregating $1,011, $1,022 and $689, respectively.

16.  CAPITAL STRUCTURE

All shares of preferred and common stocks under the Company's old capital structure were redeemed or exchanged in connection with the Recapitalization. The capital structure at January 30, 1999 and January 29, 2000 was as follows:

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

The Class A Common Stock accretes liquidation value at the rate of 12.5% per annum, compounded quarterly.

Holders of Class B Common Stock are entitled to one vote per share on all matters to be voted on by stockholders, while holders of Class A Common Stock and Class C Common Stock have no right to vote on any matters except in special circumstances, such as a merger, consolidation, recapitalization or reorganization of the Company.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 506,559 shares ($12,664 liquidation value) through the year ended January 29, 2000.

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

17.  STOCK OPTION PLAN AND AGREEMENTS

NEW STOCK OPTION PLAN--During fiscal 1997, the Company adopted a stock option plan which authorizes the granting of options for approximately 5.0% of the outstanding Class B Common Stock on a fully diluted basis (the "Stock Option Plan"). The Stock Option Plan may be terminated by the Company at any time. The options under the Stock Option Plan may be granted to certain members of management and key employees and are subject to time and performance vesting provisions. The exercise price of such options is the fair market value of the Common Stock as of the date of grant. Options to purchase 90,000 shares were granted to certain officers and key employees on May 29, 1997 at an exercise price of $1 per share, the fair value at date of grant. During the year ended January 29, 2000, options to purchase 20,000 shares (none of which were exercisable) expired. At January 29, 2000, 70,000 options (none of which are exercisable) are outstanding. The weighted average fair value of options granted in fiscal 1997 was $1.00. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.

The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the effect on the Company's results of operations would have been less than $10 in each of the years in the three year period ended January 29, 2000, which is immaterial to the financial statements.

PHANTOM EQUITY PLAN--As provided for in the "Phantom Equity Plan" upon sale of the Company or under certain other circumstances, the Management Investors were to be paid 5% of the excess of the aggregate sale price over $100,000. In connection with the Recapitalization, the Management

Investors were paid $5,300 in accordance with the Phantom Equity Plan at which time the Phantom Equity Plan was terminated. The $5,300 was charged to expense as "special compensation" in the year ended January 31, 1998. See Note 2.

18.  COMMITMENTS AND CONTINGENCIES

LEASES--The Company is obligated under various leases for equipment, office space and distribution facilities which expire at various dates through 2005. Future minimum rental commitments under noncancelable operating leases, with terms in excess of one year, are as follows:

Fiscal Year Ending:
       2001.............................................             $ 1,113
       2002.............................................                 780
       2003.............................................                 481
       2004.............................................                 135
       2005.............................................                  33
                                                                      ------
            Total.......................................             $ 2,542
                                                                     =======

Rental expense for the years ended January 31, 1998 and January 30, 1999 and January 29, 2000 was $956, $1,218 and $1,143, respectively.

LITIGATION--The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company.

Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility. In 1990, Winston Mills, Inc., a subsidiary of McGregor, entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning such contamination. Since that time, McGregor, through Culligan International Company ("Culligan"), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates ranged from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the Acquisition. This indemnity is guaranteed by Culligan and by Astrum International Corp. ("Astrum"), an affiliate of McGregor (now known as Samsonite Corporation) in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR. McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Samsonite have also guaranteed McGregor's obligations under these indemnities.


EMPLOYMENT AGREEMENTS--The Company has entered into employment agreements, which currently expire through January 31, 2002, with certain senior executives providing for specified minimum annual compensation, plus bonuses equal to 4% of the Company's annual profits, as defined. At January 29, 2000, the aggregate minimum obligation under the remaining terms of these employment agreements is approximately $2,320 If an executive is terminated without cause, or if the executive terminates his employment under certain circumstances, as provided, the Company is liable for termination payments through the end of the agreement. Additionally, under certain circumstances, the Company may be liable for additional termination benefits up to a period not exceeding two years. The Company is currently negotiating new, longer-term agreements with certain of its senior executives.

19.    SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED
       SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                                     ANVIL KNITWEAR, INC.               COTTONTOPS, INC.
                                                  -------------------------       ---------------------------
                                                  JANUARY 30,    JANUARY 29,      JANUARY 30,     JANUARY 29,
                                                     1999           2000              1999         2000
                                                     ----           ----              ----         ----
   Current assets............................       $  80,748     $  77,569            $  882      $2,267
                                                    =========     =========            ======      ======
   Total assets..............................       $ 150,930     $ 139,852            $1,863      $2,467
                                                    =========      ========            ======      ======

   Current liabilities.......................       $  30,333     $  29,005            $  287      $  430
                                                    =========     =========            ======      ======
   Long-term liabilities.....................       $ 158,855     $ 143,282             -           -
                                                    =========     =========
   Total liabilities.........................       $ 189,188     $ 172,287            $  287      $  430
                                                    =========     =========            ======      ======
   Stockholders' equity  (deficiency)........       $ (38,258)    $( 32,435)           $1,576      $2,037
                                                    ==========    ==========           ======      ======

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                       ANVIL KNITWEAR, INC.                               COTTONTOPS, INC.
                               ----------------------------------------       ----------------------------------------
                                           YEAR ENDED                                      YEAR ENDED
                               ----------------------------------------       ----------------------------------------
                               JANUARY 31,     JANUARY 30,   JANUARY 29,      JANUARY 31,    JANUARY 30,   JANUARY 29,
                                  1998            1999          2000             1998           1999          2000
                                  ----            ----          ----             ----           ----          ----
     Net sales .............     $ 214,867      $ 217,302      $ 198,930     $   3,731      $   3,583     $   4,133
                                 =========      =========      =========     =========      =========     =========
     Operating income (loss)     $  12,732      $  12,626      $  28,349     $    (222)     $      85     $    (934)
                                 =========      =========      =========     =========      =========     =========
     Interest expense ......     $  15,271      $  17,279      $  15,793
                                                                             =========      =========     =========
     Net income (loss) .....     $  (4,818)     $  (3,395)     $   5,821     $    (131)     $      62     $    (545)
                                 =========      =========      =========     =========      =========     =========

Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed the Series A Senior Notes and the Series B Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holding's only direct subsidiary. In addition to Cottontops, Anvil has four other non-guarantor direct subsidiaries: A.K.H., S.A. and Star, S.A., both organized in Honduras; Livna, Limitada, organized in El Salvador;

and CDC GmbH, organized in Germany. Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

22.      SUBSEQUENT EVENT

During February 2000, Anvil purchased certain assets of the TOWELSPLUS Division of Mid-America Wholesalers, Inc. for an aggregate amount of $1,940. This business now operates as a division of Anvil and markets towels and robes manufactured by outside contractors for sale by Anvil through its distribution channels.


23.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                              FISCAL 1998                                   FISCAL 1999
                                  --------------------------------------        -------------------------------------
                                                QUARTER                                       QUARTER
                                   -------------------------------------        -------------------------------------
                                   FIRST     SECOND      THIRD    FOURTH        FIRST    SECOND      THIRD     FOURTH
                                   -----     ------      -----    ------        -----    ------      -----     ------
Net sales.....................   $64,892     $62,183    $43,400    $46,827    $52,411    $51,770    $42,856    $51,893
Gross profit..................    13,061      11,514      5,874      7,761     11,078     12,921     12,326     15,674
Operating profit (loss).......     5,919       5,232       (564)     2,039      4,760      7,303      6,234     10,052
Income (loss) before extra-
  ordinary item...............       822         454     (3,111)    (1,560)       133      1,836      1,252      3,227
Net income (loss).............       822         454     (3,111)    (1,560)      (494)     1,836      1,252      3,227

Basic Income (loss) per share:
Class A Common Stock:
     Income (loss) before extra-
       ordinary item..........     $3.15       $3.16      $2.34      $2.81      $3.40      $3.87      $3.82      $4.41
                                   =====       =====      =====      =====      =====      =====      =====      =====
      Net income..............     $3.15       $3.16      $2.34      $2.81      $3.24      $3.87      $3.82      $4.41
                                   =====       =====      =====      =====      =====      =====      =====      =====
Class B Common Stock:
     Income (loss) before extra-
       ordinary item..........    $(0.33)     $(0.44)    $(1.38)    $(1.01)   $  (.59)   $ (0.15)    $(0.32)     $ 0.16
                                  =======     =======    =======    =======   ========   ========    =======     ======
     Net income (loss)........    $(0.33)     $(0.44)    $(1.38)    $(1.01)   $  (.75)   $ (0.15)    $(0.32)     $ 0.16
                                  =======     =======    =======   ========   ========   ========    =======     ======


                                                             SCHEDULE II

                                                ANVIL HOLDINGS, INC. AND SUSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS


                                        Balance at     Charged to    Charged to               Balance at
                                         Beginning      costs and       other                   end of
                 DESCRIPTION              of Year       Expenses      Accounts    Deductions(a)  Year
                                          --------      ---------    ----------   -------------  ----
Year ended January 31, 1998
  Allowance for doubtful accounts........    $  874       $  400                       $  452      $  822
                                             ======       ======                       ======      ======

Year ended January 30, 1999
  Allowance for doubtful accounts........    $  822       $  498                       $  685      $  635
                                             ======       ======                       ======      ======

Year ended January 29, 2000
  Allowance for doubtful accounts........    $  635       $  568                       $  (8)      $1,211
                                             ======       ======                       ======      ======

 -----------------------
(a)   Accounts written off or collected - net