Form 10-Q
period 2000-04-29
ANVIL HOLDINGS INC
filed 2000-06-13
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended April 29, 2000

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

                                 Yes  X   No
                                     ---     ---

At June 13, 2000, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of April 29, 2000 (Unaudited)
                  and January 29, 2000 .......................................    3

                  Unaudited Consolidated Statements of Operations for the
                  Fiscal Quarters Ended April 29, 2000 and May 1, 1999 .......    4

                  Unaudited Consolidated Statements of Cash Flows for the
                  Fiscal Quarters Ended April 29, 2000 and May 1, 1999 .......    5

                  Notes to Consolidated Financial Statements .................    6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............    8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK ..............................................   12


PART II.  OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................   13

         ITEM 6.  EXIBITS AND REPORTS ON FORM 8-K ............................   13

SIGNATURES ...................................................................   14


PART I - FINANCIAL INFORMATION - ITEM 1. FINANCIAL STATEMENTS

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                            APRIL 29,     JANUARY 29,
                                                                              2000           2000*
                                                                              ----           -----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ............................................   $   3,767    $   3,413
  Accounts receivable, less allowances for doubtful accounts of
    $1,158 and $1,211 ..................................................      32,950       31,143
  Inventories ..........................................................      40,037       39,906
  Prepaid and refundable income taxes ..................................          40          117
  Deferred income taxes-short term portion .............................       2,003        2,003
  Prepaid expenses and other current assets ............................       1,269          987
                                                                           ---------    ---------
              Total current assets .....................................      80,066       77,569

PROPERTY, PLANT AND EQUIPMENT--Net .....................................      32,761       33,631

DEFERRED INCOME TAXES ..................................................       1,380        1,380

INTANGIBLE ASSETS--Net .................................................      24,987       23,571

OTHER ASSETS ...........................................................       3,522        3,701
                                                                           ---------    ---------
                                                                           $ 142,716    $ 139,852
                                                                           =========    =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable .....................................................   $   9,101    $   8,523
  Accrued expenses and other current liabilities .......................      13,520       17,213
  Current portion of term loan .........................................       2,345        2,345
  Revolving credit loan ................................................         620          584
  Income taxes payable .................................................       2,840          340
                                                                           ---------    ---------
                  Total current liabilities ............................      28,426       29,005
                                                                           ---------    ---------

LONG-TERM PORTION OF TERM LOAN .........................................       7,035        7,621
                                                                           ---------    ---------
10-7/8% SENIOR NOTES ...................................................     127,323      127,225
                                                                           ---------    ---------
DEFERRED INCOME TAXES ..................................................       6,467        6,467
                                                                           ---------    ---------
OTHER LONG-TERM OBLIGATIONS ............................................       2,016        1,969
                                                                           ---------    ---------
REDEEMABLE PREFERRED STOCK
     (Liquidation value $44,051 and $42,664) ...........................      42,914       41,473
                                                                           ---------    ---------
STOCKHOLDERS'  DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $42,423 and $41,139) ....................................           3            3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares ..................................          36           36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
    Additional paid-in capital .........................................      12,803       12,803
    Deficit ............................................................     (84,307)     (86,750)
                                                                           ---------    ---------
           Total stockholders' deficiency ..............................     (71,465)     (73,908)
                                                                           ---------    ---------
                                                                           $ 142,716    $ 139,852
                                                                           =========    =========

* Derived from audited financial statements.

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                                       FISCAL QUARTER ENDED
                                                                       APRIL 29,       MAY 1,
                                                                         2000          1999
                                                                         ----          ----
                                                                             (Unaudited)
NET SALES ............................................................   $ 59,124    $ 52,411
COST OF GOODS SOLD ...................................................     41,944      41,333
                                                                         --------    --------
       Gross profit ..................................................     17,180      11,078
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ..........................................................      6,293       6,068

AMORTIZATION OF INTANGIBLE ASSETS ....................................        290         250
                                                                         --------    --------
       Operating income ..............................................     10,597       4,760

OTHER EXPENSE:
    Interest expense .................................................     (3,824)     (4,274)
    Amortization of debt expense and other--net ......................       (300)       (265)
                                                                         --------    --------

INCOME BEFORE PROVISION  FOR INCOME
    TAXES AND EXTRAORDINARY ITEM .....................................      6,473         221

PROVISION FOR INCOME TAXES ...........................................      2,589          88
                                                                         --------    --------

INCOME BEFORE EXTRAORDINARY ITEM .....................................      3,884         133
EXTRAORDINARY ITEM - Loss on extinguishment
    of debt (net of tax benefit of $417) .............................       --          (627)
                                                                         --------    --------

NET INCOME (LOSS) ....................................................      3,884        (494)
Less: Preferred Stock dividends ......................................     (1,400)     (1,255)
           Common A preference .......................................     (1,284)     (1,156)
                                                                         --------    --------
NET INCOME (LOSS) ATTRIBUTABLE TO
    COMMON STOCKHOLDERS ..............................................   $  1,200    $ (2,905)
                                                                         ========    ========

BASIC INCOME (LOSS) PER COMMON SHARE
Class A Common Stock:
   Income before extraordinary item ..................................   $   4.74    $   3.40

   Extraordinary item ................................................       --         (0.16)
                                                                         --------    --------
   Net income ........................................................   $   4.74    $   3.24
                                                                         ========    ========

Class B Common Stock:
   Income (loss) before extraordinary item ...........................   $   0.31    $  (0.59)
   Extraordinary item ................................................       --         (0.16)
                                                                         --------    --------
   Net income (loss) .................................................   $   0.31    $  (0.75)
                                                                         ========    ========

Weighted average shares used in computation of
  basic income (loss) per share:
  Class A Common .....................................................        290         290
                                                                         ========    ========
  Class B Common .....................................................      3,590       3,590
                                                                         ========    ========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                        (In Thousands, Except Share Data)

                                                                   FISCAL QUARTER ENDED
                                                                   --------------------
                                                                  APRIL 29,       MAY 1,
                                                                    2000           1999
                                                                    ----           ----
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..........................................   $  3,884    $   (494)
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets ..............      1,709       1,778
    Amortization of other assets ...............................        567         528
    Loss on extinguishment of debt .............................       --           627
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable ........................................     (1.901)        104
    Inventories ................................................       (131)      2,061
    Prepaid and refundable income taxes ........................         77         128
    Accounts payable ...........................................        578       3,028
    Accrued expenses & other liabilities .......................     (3,646)     (3,288)
    Income taxes payable .......................................      2,500        --
    Other--net .................................................       (164)       (827)
                                                                   --------    --------
           Net cash provided by operating activities ...........      3,473       3,645
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition,  net of working capital effect ................     (1,705)       --
    Purchases of property and equipment--net ...................       (864)       (356)
                                                                   --------    --------
          Net cash used by investing activities ................     (2,569)       (356)

Proceeds (Repayments) of  Term Loan ............................       (586)     11,725
     Proceeds of Revolving Credit Agreement ....................       --        19,566
    (Repayments) borrowings under revolving credit agreements ..         36     (30,148)
                                                                   --------    --------
           Net cash provided (used) by financing activities ....       (550)      1,143
                                                                   --------    --------

INCREASE IN CASH ...............................................        354       4,432
CASH, BEGINNING OF PERIOD ......................................      3,413       3,397
                                                                   --------    --------
CASH, END OF PERIOD ............................................   $  3,767    $  7,829
                                                                   ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest .......................................   $  7,434    $  7,904
                                                                   ========    ========
  Cash paid  (received) for income taxes .......................   $     12    $   (457)
                                                                   ========    ========

  Non-cash investing and financing activities -
    Redeemable preferred stock issued in lieu of dividends .....   $  1,400    $  1,255
                                                                   ========    ========


                 See notes to consolidated financial statements.

                 ANVIL HOLDINGS, INC. AND SUBSIDIARIES FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 -BUSINESS/PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended April 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001, or any other period. The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended January 29, 2000.

As used herein, the "Company" refers to Anvil Holdings, Inc. ("Holdings"), including, in some instances, its wholly owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), and its other subsidiaries, as appropriate to the context. The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children, supplemented with towels and robes. The Company markets and distributes its products, under its brand names and private labels, primarily to wholesalers and screen printers, principally in the United States. The Company reports its operations in one segment.

The Company's operations are on a "52/53-week" fiscal year ending on the Saturday closest to January 31. The current fiscal year ending February 3, 2001 contains 53 weeks. The accompanying consolidated financial statements include the accounts of the Company, after elimination of significant intercompany accounts and transactions.

NOTE 2  - REFINANCING AND EXTRAORDINARY ITEM

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586, which commenced on July 1, 1999. Anvil also borrowed $19,566 under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At April 29, 2000, there was $620 outstanding under the Revolving Credit Facility at an interest rate of 8.8%.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 562,021 shares ($14,051 liquidation value) through April 29, 2000.

During the quarter ended May 1, 1999, the Company recorded an extraordinary charge of $1,044, before a tax benefit of $417, to write off deferred financing and interest hedging costs relating to the repayment of the Credit Agreement.

NOTE  3  -  INVENTORIES

Inventories at April 29, 2000 and January 29, 2000 consisted of the following:

                                       APRIL 29, 2000    JANUARY 29, 2000
                                       --------------    ----------------
            Finished goods .........      $21,257             $22,026
            Work-in-process ........       13,218              11,777
            Raw materials & supplies        5,562               6,103
                                          -------             -------
                                          $40,037             $39,906
                                          =======             =======

NOTE 4 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                        ANVIL KNITWEAR, INC.         COTTONTOPS, INC.
                                    ------------------------   -----------------------
                                    APRIL 29,    JANUARY 29,    APRIL 29,   JANUARY 29,
                                      2000          2000         2000         2000
                                       ----          ----         ----         ----

Current assets ..................   $  80,066    $  77,569    $    3,671   $   2,267
                                    =========    =========    ==========   =========
Total assets ....................   $ 142,716    $ 139,852    $    3,838   $   2,467
                                    =========    =========    ==========   =========

Current liabilities .............   $  28,426    $  29,005    $      663   $     430
                                    =========    =========    ==========   =========
Long-term liabilities ...........   $ 142,841    $ 143,282          --          --
                                    =========    =========    ==========   =========
Total liabilities ...............   $ 171,267    $ 172,287    $      663   $     430
                                    =========    =========    ==========   =========
Stockholder's equity (deficiency)   $ (28,551)   $ (32,435)   $    3,175   $   2,037
                                    =========    =========    ==========   =========

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                         ANVIL KNITWEAR, INC.      COTTONTOPS, INC.
                         --------------------      ----------------
                            QUARTER ENDED            QUARTER ENDED
                            -------------            -------------
                          APRIL 29,    MAY 1,    APRIL 29,     MAY 1,
                            2000        1999       2000         1999
                          ---------    ------    ---------     ------
Net sales .............   $ 59,124   $ 52,411    $ 1,782       $ 626
Operating income (loss)     10,597      4,760         100       (431)
Interest expense ......      3,824      4,274        --         --
Net income (loss) .....      3,884       (494)         67       (256)

Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed the 10-7/8% Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holding's only direct subsidiary. In addition to Cottontops, Anvil has four other non-guarantor direct subsidiaries:
A.K.H., S.A. and Star, S.A., both organized in Honduras; Livna, Limitada, organized in El Salvador; and CDC GmbH, organized in Germany. There are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

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

QUARTER ENDED APRIL 29, 2000 COMPARED TO QUARTER ENDED MAY 1, 1999

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                    FISCAL QUARTER ENDED
                                                   APRIL 29,         MAY 1,
                                                     2000            1999
                                                     ----            ----
STATEMENT  OF OPERATIONS DATA:
  Net sales ....................................     100.0%         100.0%
  Cost of goods sold ...........................      70.9           78.9
  Gross profit .................................      29.1           21.1
  Selling, general and administrative expenses..      10.6           11.6
  Interest expense .............................       6.5            8.2

OTHER DATA:
  EBITDA (1) ...................................     $12.6 million   $6.8 million
          Percentage of net sales ..............      21.3%          13.0%



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

NET SALES for the quarter ended April 29, 2000 increased $6.7 million (12.8%) to $59.1 million from $52.4 million for the quarter ended May 1, 1999. The increase in net sales is the result of an increase in units sold of more than 20%, partially offset by a decline in the average selling price for all goods sold of approximately 7.5%.

GROSS PROFIT for the quarter ended April 29, 2000 increased approximately $6.1 million (55.1%). The improvement was the result of a substantial increase in gross margin from 21.1% in the prior year's quarter to 29.1% in the current quarter. The primary contributing factors to this improvement have been the lower price of yarn; increased efficiencies in the Company's textile operations; and the moving of substantially all of the Company's sewing activities offshore to take advantage of lower offshore wage rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended April 29, 2000 increased by $0.2 million (3.7%) to $6.3 million from $6.1 million for the prior year's quarter.

INTEREST EXPENSE for the quarter ended April 29, 2000 declined approximately $0.5 million (10.5%) as compared to the prior year's quarter. While interest rates were comparable during both periods, significantly lower levels of borrowings were made possible by improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $5.6 million in year ended January 30, 1999 and $3.4 million in the year ended January 29, 2000. The Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software. Beginning with the current fiscal year, the Company anticipates the level of capital expenditures to be at an annual rate of approximately $5 million to $7 million, and has no material capital commitments for the next twelve months outside of the ordinary course of business, other than those relating to new offshore sewing operations.

The Company's principal working capital requirements are financing accounts receivable and inventories. At April 29, 2000, the Company had net working capital of approximately $51.6 million, including approximately $3.8 million of cash and cash equivalents, $32.9 million of accounts receivable, $40.0 million of inventories, $3.3 million of other current assets; and $28.4 million in accounts payable and other current liabilities.

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million, which commenced on July 1, 1999. Anvil also borrowed $19.6 million under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At April 29, 2000, the Company had reduced the amount due under the Revolving Credit Facility to $0.6 million, bearing interest at 8.8%.

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

As discussed above, these management initiatives have had favorable effect on the Company's results of operations. Management intends to continue these and other efficiency-oriented strategies to the extent it deems necessary to improve operating results and meet competition.

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






Dated: June 14, 2000