Form 10-Q
period 2000-07-29
ANVIL HOLDINGS INC
filed 2000-09-12
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended July 29, 2000

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

                              Yes /X/    No / /

At September 12, 2000, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS



                                                                        PAGE


PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of July 29, 2000 (Unaudited)
            and January 29, 2000....................................         3

            Unaudited Consolidated Statements of Operations for the
            Six Months and Quarters Ended July 29, 2000 and
            July 31, 1999...........................................         4

            Unaudited Consolidated Statements of Cash Flows for the
            Six Months Ended July 29, 2000 and July 31, 1999........         5

            Notes to Consolidated Financial Statements..............         6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........         8

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...........................................        13


PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS....................................        14

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............        14

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..        14

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................        14

SIGNATURES..........................................................        15

PART I - FINANCIAL INFORMATION - ITEM 1. FINANCIAL STATEMENTS

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                             JULY 29,       JANUARY 29,
                                                                               2000            2000*
                                                                               ----            ----
                           ASSETS                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ............................................     $  13,677      $   3,413
  Accounts receivable, less allowances for doubtful accounts of
    $1,168 and $1,211 ..................................................        30,341         31,143
  Inventories ..........................................................        38,999         39,906
  Prepaid and refundable income taxes ..................................            39            117
  Deferred income taxes-short term portion .............................         2,003          2,003
  Prepaid expenses and other current assets ............................         1,467            987
                                                                             ---------      ---------

              Total current assets .....................................        86,526         77,569

PROPERTY, PLANT AND EQUIPMENT--Net .....................................        31,230         33,631

DEFERRED INCOME TAXES ..................................................         1,380          1,380

INTANGIBLE ASSETS--Net .................................................        24,659         23,571

OTHER ASSETS ...........................................................         3,359          3,701
                                                                             ---------      ---------
                                                                             $ 147,154      $ 139,852
                                                                             =========      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable .....................................................     $   7,372      $   8,523
  Accrued expenses and other current liabilities .......................        17,735         17,213
  Current portion of term loan .........................................         2,345          2,345
  Revolving credit loan ................................................            --            584
  Income taxes payable .................................................         1,839            340
                                                                             ---------      ---------
                  Total current liabilities ............................        29,291         29,005
                                                                             ---------      ---------

LONG-TERM PORTION OF TERM LOAN .........................................         6,449          7,621
                                                                             ---------      ---------
10-7/8% SENIOR NOTES ...................................................       127,420        127,225
                                                                             ---------      ---------
DEFERRED INCOME TAXES ..................................................         6,467          6,467
                                                                             ---------      ---------
OTHER LONG-TERM OBLIGATIONS ............................................         2,050          1,969
                                                                             ---------      ---------
REDEEMABLE PREFERRED STOCK
     (Liquidation value $45,482 and $42,664) ...........................        44,394         41,473
                                                                             ---------      ---------
STOCKHOLDERS'  DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $43,740 and $41,139) ....................................             3              3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares ..................................            36             36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
    Additional paid-in capital .........................................        12,803         12,803
    Deficit ............................................................       (81,759)       (86,750)
                                                                             ---------      ---------
           Total stockholders' deficiency ..............................       (68,917)       (73,908)
                                                                             ---------      ---------
                                                                             $ 147,154      $ 139,852
                                                                             =========      =========

* Derived from audited financial statements.

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)



                                                           FISCAL QUARTER ENDED        FISCAL SIX MONTHS ENDED
                                                         ------------------------      ------------------------
                                                          JULY 29,       JULY 31,       JULY 29,       JULY 31,
                                                            2000           1999           2000           1999
                                                         ---------      ---------      ---------      ---------
                                                                              (Unaudited)

NET SALES ..........................................     $  56,840      $  51,770      $ 115,964      $ 104,181
COST OF GOODS SOLD .................................        40,252         38,849         82,196         80,182
                                                         ---------      ---------      ---------      ---------
       Gross profit ................................        16,588         12,921         33,768         23,999
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ........................................         5,533          5,389         11,826         11,457

AMORTIZATION OF INTANGIBLE ASSETS ..................           328            229            618            479
                                                         ---------      ---------      ---------      ---------
       Operating income ............................        10,727          7,303         21,324         12,063

OTHER EXPENSES:
    Interest expense ...............................        (3,760)        (4,003)        (7,584)        (8,277)
    Amortization of debt expense and other--net ....          (254)          (241)          (554)          (506)
                                                         ---------      ---------      ---------      ---------

INCOME BEFORE PROVISION FOR INCOME
    TAXES AND EXTRAORDINARY ITEM ...................         6,713          3,059         13,186          3,280

PROVISION FOR INCOME TAXES .........................         2,685          1,223          5,274          1,311
                                                         ---------      ---------      ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM ...................         4,028          1,836          7,912          1,969
EXTRAORDINARY ITEM - Loss on extinguishment
    of  debt (net of tax benefit of  $417) .........            --             --             --           (627)
                                                         ---------      ---------      ---------      ---------

NET INCOME .........................................         4,028          1,836          7,912          1,342
Less: Preferred Stock dividends ....................        (1,439)        (1,265)        (2,839)        (2,520)
           Common A preference .....................        (1,317)        (1,166)        (2,601)        (2,322)
                                                         ---------      ---------      ---------      ---------
NET INCOME (LOSS) ATTRIBUTABLE TO
    COMMON STOCKHOLDERS ............................     $   1,272      $    (595)     $   2,472      $  (3,500)
                                                         =========      =========      =========      =========

BASIC INCOME (LOSS) PER COMMON SHARE
Class A Common Stock:
   Income before extraordinary item ................     $    4.87      $    3.87      $    9.61      $    7.27
   Extraordinary item ..............................            --             --             --          (0.16)
                                                         ---------      ---------      ---------      ---------
   Net income ......................................     $    4.87      $    3.87      $    9.61      $    7.11
                                                         =========      =========      =========      =========

Class B Common Stock:
   Income (loss) before extraordinary item .........     $    0.33      $   (0.15)     $    0.64      $   (0.74)
   Extraordinary item ..............................            --             --             --          (0.16)
                                                         ---------      ---------      ---------      ---------
   Net income (loss) ...............................     $    0.33      $   (0.15)     $    0.64      $   (0.90)
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

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                        (In Thousands, Except Share Data)


                                                                       FISCAL SIX MONTHS ENDED
                                                                     --------------------------
                                                                      JULY 29,     JULY 31,
                                                                        2000         1999
                                                                     --------      --------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................     $  7,912      $  1,342
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets ..............        3,346         3,460
    Amortization of other assets ...............................        1,155         1,014
    Loss on extinguishment of debt .............................           --           627
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable ........................................          802         5,177
    Inventories ................................................          907         3,431
    Prepaid and refundable income taxes ........................           78         1,330
    Accounts payable ...........................................       (1,151)          471
    Accrued expenses & other liabilities .......................          522           791
    Income taxes payable .......................................        1,499            --
    Other--net .................................................         (400)       (1,157)
                                                                     --------      --------
           Net cash provided by operating activities ...........       14,670        16,486
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition, net of working capital effect .................       (1,705)           --
     Purchases of property and equipment .......................       (2,200)         (818)
    Proceeds from sale of property and equipment ...............        1,255            --
                                                                     --------      --------
            Net cash (used) by investing activities ............       (2,650)         (818)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayments) proceeds of  Term Loan ........................       (1,172)       11,139
    (Repayments) under revolving credit agreements .............         (584)      (27,596)
                                                                     --------      --------
         Net cash (used) by financing activities ...............       (1,756)      (16,457)
                                                                     --------      --------

INCREASE (DECREASE) IN CASH ....................................       10,264          (789)
CASH, BEGINNING OF PERIOD ......................................        3,413         3,397
                                                                     --------      --------
CASH, END OF PERIOD ............................................     $ 13,677      $  2,608
                                                                     ========      ========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest .......................................     $  7,629      $  8,592
                                                                     ========      ========
  Cash paid  (received) for income taxes .......................     $  3,698      $   (436)
                                                                     ========      ========

  Non-cash investing and financing activities -
    Redeemable preferred stock issued in lieu of dividends .....     $  2,839      $  2,520
                                                                     ========      ========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES           FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 - GENERAL

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended July 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001, or any other period. The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended January 29, 2000.

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


LITIGATION: The Company is party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.

NOTE 2 - REFINANCING AND EXTRAORDINARY ITEM

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586, which commenced on July 1, 1999. Anvil also borrowed $19,566 under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At July 29, 2000, there were no amounts outstanding under the Revolving Credit Facility.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 619,285 shares ($15,482 liquidation value) through July 29, 2000.

During the quarter ended May 1, 1999, the Company recorded an extraordinary charge of $1,044, before a tax benefit of $417, to write off deferred financing and interest hedging costs relating to the repayment of the Credit Agreement.

NOTE 3 - INVENTORIES

Inventories at July 29, 2000 and January 29, 2000 consisted of the following:

                                       July 29, 2000  January 29, 2000
                                       -------------  ----------------

            Finished goods                $22,447        $22,026
            Work-in-process                11,688         11,777
            Raw materials & supplies        4,864          6,103
                                         --------      ---------
                                          $38,999        $39,906
                                         ========      =========


NOTE 4 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.


                                         ANVIL KNITWEAR, INC.           COTTONTOPS, INC.
                                      --------------------------   ---------------------------
                                       JULY 29,      JANUARY 29,     JULY 29,      JANUARY 29,
                                         2000           2000           2000           2000
                                      ---------      ---------      ----------     ---------

Current assets ..................     $  86,526      $  77,569      $    2,642     $   2,267
                                      =========      =========      ==========     =========
Total assets ....................     $ 147,154      $ 139,852      $    2,780     $   2,467
                                      =========      =========      ==========     =========

Current liabilities .............     $  29,291      $  29,005      $      478     $     430
                                      =========      =========      ==========     =========
Long-term liabilities ...........     $ 142,386      $ 143,282              --            --
                                      =========      =========      ==========     =========

Total liabilities ...............     $ 171,677      $ 172,287      $      478     $     430
                                      =========      =========      ==========     =========
Stockholder's equity (deficiency)     $ (24,523)     $ (32,435)     $    2,302     $   2,037
                                      =========      =========      ==========     =========

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:


                                        ANVIL KNITWEAR, INC.                             COTTONTOPS, INC.
                            -----------------------------------------      -------------------------------------------
                              QUARTER ENDED       SIX MONTHS ENDED            QUARTER ENDED        SIX MONTHS ENDED
                             JULY 29,  JULY 31,   JULY 29,  JULY 31,        JULY 29,  JULY 31,     JULY 29,  JULY 31,
                               2000     1999        2000     1999             2000      1999         2000      1999
                            --------   --------   --------   --------      --------   ---------   --------   ---------

Net sales ...............   $ 56,840   $ 51,770   $115,964   $104,181      $  1,915   $  1,336    $  3,697   $  1,962
Operating income (loss) .   $ 10,727   $  7,303   $ 21,324   $ 12,063      $      6   $    (78)   $    106   $   (509)
Interest expense ........   $  3,760   $  4,003   $  7,584   $  8,277            --         --          --         --
Net income (loss) .......   $  4,028   $  1,836   $  7,912   $  1,342      $      7   $    (43)   $     74   $   (299)


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

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.


                                                             FISCAL QUARTER ENDED      FISCAL SIX MONTHS ENDED
                                                            ----------------------     -----------------------
                                                            JULY 29,     JULY 31,        JULY 29,    JULY 31,
                                                              2000         1999            2000        1999
                                                            --------    ----------     ----------   ----------
        STATEMENT  OF OPERATIONS DATA:
            Net sales.....................................    100.0%         100.0%        100.0%      100.0%
            Cost of goods sold............................     70.8           75.0          70.9        77.0
            Gross profit..................................     29.2           25.0          29.1        23.0
            Selling, general and administrative expenses..      9.7           10.4          10.2        11.0
            Interest expense..............................      6.6            7.7           6.5         7.9

         OTHER DATA:
            EBITDA (1).................................... $12.7 million  $9.2 million  $25.3 million   $16.0 million
                    Percentage of net sales...............     22.3%          17.8%         21.8%       15.4%

 (1)EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not a measure of performance under GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

QUARTER ENDED JULY 29, 2000 COMPARED TO QUARTER ENDED JULY 31, 1999

NET SALES for the quarter ended July 29, 2000 increased $5.0 million (9.8%) to $56.8 million from $51.8 million for the quarter ended July 31, 1999. The increase in net sales is the result of an increase in units sold of 25%, partially offset by a decline in the average selling price for all goods sold of approximately 12%.

GROSS PROFIT for the quarter ended July 29, 2000 increased approximately $3.7 million (28.4%). The improvement was the result of an increase in gross margin from 25.0% in the prior year's quarter to 29.2% in the current quarter. The primary contributing factors to this improvement have been the lower price of yarn; increased efficiencies in the Company's textile operations; and the moving of substantially all of the Company's sewing activities offshore to take advantage of lower offshore wage rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended July 29, 2000 increased by $0.1 million (2.7%) to $5.5 million from $5.4 million for the prior year's quarter.

INTEREST EXPENSE for the quarter ended July 29, 2000 declined approximately $0.2 million (6.1%) as compared to the prior year's quarter. While interest rates were comparable during both periods, lower levels of borrowings were made possible by improved operating results.

SIX MONTHS ENDED JULY 29, 2000 COMPARED TO SIX MONTHS ENDED JULY 31, 1999

NET SALES for the six months ended July 29, 2000 increased $11.8 million (11.3%) to $116.0 million from $104.2 million for the six months ended July 31, 1999. The increase in net sales is the result of an increase in units sold of more than 23%, partially offset by a decline in the average selling price for all goods sold of approximately 9.8%.

GROSS PROFIT for the six months ended July 29, 2000 increased approximately $9.8 million (40.7%). The improvement was the result of a substantial increase in gross margin from 23.0% in the prior year's six months to 29.1% in the current six months. The primary contributing factors to this improvement have been the lower price of yarn; increased efficiencies in the Company's textile operations; and the moving of substantially all of the Company's sewing activities offshore to take advantage of lower offshore wage rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the six months ended July 29, 2000 increased by $0.4 million (3.2%) to $11.8 million from $11.4 million for the prior year's six months.

INTEREST EXPENSE for the six months ended July 29, 2000 declined approximately $0.7 million (8.4%) as compared to the prior year's six months. While interest rates were comparable during both periods, lower levels of borrowings were made possible by improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $5.6 million in year ended January 30, 1999 and $3.4 million in the year ended January 29, 2000. The Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software. Beginning with the current fiscal year, the Company anticipates the level of capital expenditures to be at an annual rate of approximately $5 million to $7 million, and has no material capital commitments for the next twelve months outside of the ordinary course of business, other than those relating to new offshore operations. See "Forward Looking Information," below.

The Company's principal working capital requirements are financing accounts receivable and inventories. At July 29, 2000, the Company had net working capital of approximately $57.2 million, including approximately $13.7 million of cash and cash equivalents, $30.3 million of accounts receivable, $39.0 million of inventories, $3.5 million of other current assets; and $29.3 million in accounts payable and other current liabilities.

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million, which commenced on July 1, 1999. Anvil also borrowed $19.6 million under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At July 29, 2000, there were no amounts outstanding under the Revolving Credit Facility.

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

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement addresses a limited number of issues for entities applying SFAS No. 133 which requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecast transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecast transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently has no derivative financial instruments in place.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying GAAP to revenue recognition in financial statements. The SAB, through its subsequent revised releases, SAB's No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect that the implementation of this SAB will have a material impact on its consolidated financial position, liquidity or results of operations.

FORWARD-LOOKING INFORMATION

Although the Company continues to experience the effects of industry-wide lower selling prices on many items, management has been able to partially offset the effect of these pricing pressures by: (i) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and (ii) moving virtually all of its sewing operations offshore to take advantage of lower wage rates.

As discussed above, these management initiatives have had favorable effect on the Company's results of operations. Management intends to continue these and other efficiency-oriented strategies to the extent it deems necessary to improve operating results and meet competition. The Company's local affiliate in Honduras has commenced occupancy of an additional sewing facility. In addition, with the adoption of the Trade Development Act of 2000, the Company is studying the transfer of certain other functions to offshore locations. Such transfer would take at least a year to fully implement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its potential exposure to market risk is not material. The Company had an interest rate swap agreement in place to hedge its exposure to interest rate risk, which expired June 8, 2000 and was not renewed.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Relating to workforce reductions in 1998 and the first half of 1999, 116 of the Company's former employees have filed age discrimination claims with the Equal Employment Opportunity Commission. The Company has denied the claims and management is confident that the claims will be dismissed. The Company does not believe that the outcome of this matter will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      See Note 2 to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of stockholders on May 25, 2000.

(b) At the aforementioned annual meeting, the Board of Directors was re-elected in its entirety to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified. No other matters were voted upon at such meeting.

(c) All votes cast (a total of 3,196,898) were in favor of each Director. There were 393,102 votes withheld.

(d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      27.1  Financial Data Schedule.

(b) REPORTS ON FORM 8-K

      None.


Items 3 and 5 are not applicable and have been omitted.

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






Dated: September 12, 2000