Form 10-Q
period 2000-10-28
ANVIL HOLDINGS INC
filed 2000-12-12
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended October 28, 2000

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

                                            Yes  X   No
                                               -----    ------

At December 11, 2000, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                    FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of October 28, 2000 (Unaudited)
                  and January 29, 2000.............................................................              3

                  Unaudited Consolidated Statements of Operations for the
                  Nine Months and Quarters Ended October 28, 2000 and
                  October 30, 1999.................................................................              4

                  Unaudited Consolidated Statements of Cash Flows for the
                  Nine Months Ended October 28, 2000 and October 30, 1999..........................              5

                  Notes to Consolidated Financial Statements.......................................              6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................              8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK....................................................................             14


PART II.  OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................             14

         ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K................................................             14

SIGNATURES.........................................................................................             15


PART I -- FINANCIAL INFORMATION - ITEM 1. FINANCIAL STATEMENTS

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                      OCTOBER 28,        JANUARY 29,
                                                                                                          2000               2000*
                                                                                                          ----               ----
                           ASSETS                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents......................................................................      $  12,228      $   3,413
  Accounts receivable, less allowances for doubtful accounts of
    $1,177 and $1,211 ...........................................................................         25,611         31,143
  Inventories ...................................................................................         49,356         39,906
  Prepaid and refundable income taxes ...........................................................             39            117
  Deferred income taxes-short term portion ......................................................          2,003          2,003
  Prepaid expenses and other current assets .....................................................          1,204            987
                                                                                                       ---------      ---------

              Total current assets ..............................................................         90,441         77,569

PROPERTY, PLANT AND EQUIPMENT--Net ..............................................................         31,262         33,631

DEFERRED INCOME TAXES ...........................................................................          1,380          1,380

INTANGIBLE ASSETS--Net ..........................................................................         24,313         23,571

OTHER ASSETS ....................................................................................          3,366          3,701
                                                                                                       ---------      ---------
                                                                                                       $ 150,762      $ 139,852
                                                                                                       =========      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable ..............................................................................      $  10,974      $   8,523
  Accrued expenses and other current liabilities ................................................         16,427         17,213
  Current portion of term loan ..................................................................          2,345          2,345
  Revolving credit loan .........................................................................             --            584
  Income taxes payable ..........................................................................          1,042            340
                                                                                                       ---------      ---------
              Total current liabilities .........................................................         30,788         29,005
                                                                                                       ---------      ---------

LONG-TERM PORTION OF TERM LOAN ..................................................................          5,863          7,621
                                                                                                       ---------      ---------
10-7/8% SENIOR NOTES ............................................................................        127,518        127,225
                                                                                                       ---------      ---------
DEFERRED INCOME TAXES ...........................................................................          6,467          6,467
                                                                                                       ---------      ---------
OTHER LONG-TERM OBLIGATIONS .....................................................................          1,772          1,969
                                                                                                       ---------      ---------
REDEEMABLE PREFERRED STOCK
     (Liquidation value $46,960 and $42,664) ....................................................         45,927         41,473
                                                                                                       ---------      ---------
STOCKHOLDERS'  DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $45,105 and $41,139) .............................................................              3              3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares ...........................................................             36             36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
    Additional paid-in capital ..................................................................         12,803         12,803
    Deficit .....................................................................................        (80,415)       (86,750)
                                                                                                       ---------      ---------
           Total stockholders' deficiency .......................................................        (67,573)       (73,908)
                                                                                                       ---------      ---------
                                                                                                       $ 150,762      $ 139,852
                                                                                                       =========      =========


* Derived from audited financial statements

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                                 Fiscal Quarter Ended        Fiscal Nine Months Ended
                                                                 --------------------        ------------------------
                                                              October 28,    October 30,    October 28,   October 30,
                                                                   2000         1999            2000         1999
                                                                   ----         ----            ----         ----
                                                                                     (Unaudited)

         NET SALES..............................................  $49,724    $ 42,856         $165,688     $147,037
         COST OF GOODS SOLD.....................................   34,507      30,530          116,703      110,712
                                                                  -------    --------         --------     --------
                Gross profit....................................   15,217      12,326           48,985       36,325
         SELLING, GENERAL AND ADMINISTRATIVE
            EXPENSES............................................    6,196       5,842           18,022       17,299

         AMORTIZATION OF INTANGIBLE ASSETS......................      346         250              964          729
                                                                  -------    --------         --------     --------
                Operating income................................    8,675       6,234           29,999       18,297

         OTHER EXPENSES:
             Interest expense...................................   (3,558)     (3,850)         (11,142)     (12,127)
             Amortization of debt expense and other--net........     (321)       (297)            (875)        (803)
                                                                  -------    --------         --------     --------

         INCOME BEFORE PROVISION  FOR INCOME
             TAXES AND EXTRAORDINARY ITEM.......................    4,796       2,087           17,982        5,367

         PROVISION FOR INCOME TAXES.............................    1,919         835            7,193        2,146
                                                                  -------    --------         --------     --------
         INCOME BEFORE EXTRAORDINARY ITEM.......................    2,877       1,252           10,789        3,221
         EXTRAORDINARY ITEM - Loss on extinguishment
             of debt (net of tax benefit of $417)...............       --          --               --         (627)
                                                                  -------    --------         --------     --------

         NET INCOME.............................................    2,877       1,252           10,789        2,594
         Less:   Preferred Stock  dividends.....................   (1,493)     (1,309)          (4,332)      (3,829)
                 Common A preference ...........................   (1,365)     (1,201)          (3,966)      (3,523)
                                                                  -------    --------         --------     --------
         NET INCOME (LOSS ) ATTRIBUTABLE TO
             COMMON STOCKHOLDERS................................  $    19    $ (1,258)        $  2,491     $ (4,758)
                                                                  =======    ========         ========     ========
         BASIC INCOME (LOSS) PER COMMON SHARE
         Class A Common Stock:
            Income before extraordinary item....................   $ 4.71     $  3.82          $ 14.32      $ 11.08
            Extraordinary item..................................       --          --               --        (0.16)
                                                                  -------    --------         --------     --------
            Net income..........................................   $ 4.71     $  3.82          $ 14.32      $ 10.92
                                                                  =======    ========         ========     ========

         Class B Common Stock:
            (Loss) income before extraordinary item.............   $   --     $ (0.32)          $ 0.64      $ (1.06)
            Extraordinary item..................................       --          --               --        (0.16)
                                                                  -------    --------         --------     --------
            Net income (loss)...................................   $   --     $( 0.32)          $ 0.64      $ (1.22)
                                                                  =======    ========         ========     ========

         Weighted average shares used in computation of basic
           income (loss) per share:
           Class A Common.......................................      290         290             290           290
                                                                  =======    ========         ========     ========
           Class B Common.......................................    3,590       3,590           3,590         3,590
                                                                  =======    ========         ========     ========


                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                        (In Thousands, Except Share Data)

                                                                      FISCAL NINE MONTHS ENDED
                                                                   -----------------------------
                                                                   OCTOBER 28,        OCTOBER 30,
                                                                      2000               1999
                                                                      ----               ----
                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $ 10,789            $  2,594
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets                     5,092               5,255
    Amortization of other assets                                      1,778               1,538
    Loss on extinguishment of debt                                       --                 627
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable                                               5,532               9,643
    Inventories                                                      (9,450)             (2,179)
    Prepaid and refundable income taxes                                  78               1,704
    Accounts payable                                                  2,451               1,500
    Accrued expenses & other liabilities                               (786)                (77)
    Income taxes payable                                                702                  --
    Other--net                                                         (601)               (214)
                                                                   --------            --------
           Net cash provided by operating activities                 15,585              20,391
                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition, net of working capital effect                       (1,705)                 --
    Purchases of property and equipment                              (3,978)             (1,659)
    Proceeds from sale of property and equipment                      1,255                  --
                                                                   --------            --------
           Net cash (used) by investing activities                   (4,428)             (1,659)
                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayments) proceeds of  Term Loan                              (1,758)             10,552
    (Repayments) under revolving credit agreements                     (584)            (32,225)
                                                                   --------            --------
           Net cash (used) by financing activities                   (2,342)            (21,673)
                                                                                       --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   8,815              (2,941)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                               3,413               3,397
                                                                   --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 12,228            $    456
                                                                   ========            ========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                           $ 14,750            $ 15,976
                                                                   ========            ========
  Cash paid  (received) for income taxes                           $  6,413            $   (356)
                                                                   ========            ========

  Non-cash investing and financing activities --
    Redeemable preferred stock issued in lieu of dividends         $  4,332            $  3,780
                                                                   ========            ========


                 See notes to consolidated financial statements.

                 ANVIL HOLDINGS, INC. AND SUBSIDIARIES FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 -- GENERAL

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended October 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001, or any other period. The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended January 29, 2000.

As used herein, the "Company" refers to Anvil Holdings, Inc. ("Holdings"), including, in some instances, its wholly owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), and its other subsidiaries , as appropriate to the context. The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children, supplemented with towels, robes and bags. The Company markets and distributes its products, under its brand names and private labels, primarily to wholesalers and screen printers, principally in the United States. The Company reports its operations in one segment.

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

NOTE 2  -- REFINANCING AND EXTRAORDINARY ITEM

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586, which commenced on July 1, 1999. Anvil also borrowed $19,566 under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At October 28, 2000, there were no amounts outstanding under the Revolving Credit Facility.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 678,411 shares ($16,960 liquidation value) through October 28, 2000.

During the quarter ended May 1, 1999, the Company recorded an extraordinary charge of $1,044, before a tax benefit of $417, to write off deferred financing and interest hedging costs relating to the repayment of the Credit Agreement.

NOTE  3  -- INVENTORIES

Inventories at October 28, 2000 and January 29, 2000 consisted of the following:


                                                                     OCTOBER 28, 2000   JANUARY 29, 2000
                                                                     ----------------   ----------------

                            Finished goods                               $30,170          $22,026
                            Work-in-process                               12,314           11,777
                            Raw materials & supplies                       6,872            6,103
                                                                        --------        ---------
                                                                         $49,356          $39,906
                                                                         =======          =======

NOTE 4 -- SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.


                                                      ANVIL KNITWEAR, INC.           COTTONTOPS, INC.
                                                  --------------------------      -------------------------
                                                  OCTOBER 28,    JANUARY 29,      OCTOBER 28,   JANUARY 29,
                                                     2000           2000              2000         2000
                                                     ----           ----              ----         ----
   Current assets............................      $   90,441    $   77,569         $  2,630      $  2,267
                                                   ==========    ==========         ========     =========
   Total assets..............................      $  150,762    $  139,852         $  2,773      $  2,467
                                                   ==========    ==========         ========     =========

   Current liabilities.......................      $   30,788    $   29,005         $    690     $     430
                                                   ==========    ==========         ========     =========
   Long-term liabilities.....................      $  141,620    $  143,282               --            --
                                                   ==========    ==========         ========     =========
   Total liabilities.........................      $  172,408    $  172,287         $    690     $     430
                                                   ==========    ==========         ========     =========
   Stockholder's equity (deficiency).........      $  (21,646)   $  (32,435)        $  2,083      $  2,037
                                                   ==========    ==========         ========     =========

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:



                                     ANVIL KNITWEAR, INC.                          COTTONTOPS, INC.
                           ---------------------------------------       ---------------------------------------
                             QUARTER ENDED      NINE MONTHS ENDED        QUARTER ENDED         NINE MONTHS ENDED
                           ----------------     ------------------       --------------        -----------------
                            OCT 28,  OCT 30,     OCT 28,   OCT 30,        OCT 28,   OCT 30,   OCT 28,   OCT 30,
                             2000     1999        2000     1999            2000      1999      2000      1999
                             ----     ----        ----     ----            ----      ----      ----      ----
Net sales................  $ 49,724 $ 42,856  $ 165,688   $147,037         $1,755   $  994    $ 5,452   $2,956
Operating income (loss)..  $  8,675 $  6,234  $  29,999   $ 18,297         $   46   $ (229)   $   152   $ (738)
Interest expense.........  $  3,558 $  3,850  $  11,142   $ 12,127             --       --         --       --
Net income (loss)........  $  2,877 $  1,252  $  10,789   $  2,594         $   30   $ (132)   $   104   $ (431)



Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed the 10-7/8% Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holding's only direct subsidiary. In addition to Cottontops, Anvil has four other non-guarantor direct subsidiaries:
A.K.H., S.A. and Star, S.A., both organized in Honduras; Livna, Limitada, organized in El Salvador; and CDC GmbH, organized in Germany. There are no other direct or indirect subsidiaries of the Company. Management believes that the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.


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

The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from five yarn suppliers, generally placing orders for quantities ranging from 30 days' to a one year's supply, and occasionally even longer periods, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, the Company has been successful in mitigating the impact of fluctuating yarn prices. However, see "Forward Looking Information," below.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.


                                                            FISCAL QUARTER ENDED      FISCAL NINE MONTHS ENDED
                                                            --------------------      ------------------------
                                                           OCTOBER 28,  OCTOBER 30,     OCTOBER 28,  OCTOBER 30,
                                                              2000         1999            2000         1999
                                                              ----         ----            ----         ----

        STATEMENT  OF OPERATIONS DATA:
            Net sales.....................................    100.0%         100.0%        100.0%      100.0%
            Cost of goods sold............................     69.4           71.2          70.4        75.3
            Gross profit..................................     30.6           28.8          29.6        24.7
            Selling, general and administrative expenses..     12.5           13.6          10.9        11.8
            Interest expense..............................      7.2            9.0           6.7         8.3

         OTHER DATA:
            EBITDA (1).................................... $10.8 million  $8.3 million  $36.1 million   $24.3 million
                    Percentage of net sales...............     21.7%          19.3%         21.8%         16.5%



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

QUARTER ENDED OCTOBER 28, 2000 COMPARED TO QUARTER ENDED OCTOBER 30, 1999

NET SALES for the quarter ended October 28, 2000 increased $6.8 million (16.0%) to $49.7 million from $42.9 million for the quarter ended October 30, 1999. While total units sold increased more than 22%, the average selling price of goods sold during the current fiscal quarter was approximately 5.4% lower than the same period in the prior year.

GROSS PROFIT for the quarter ended October 28, 2000 increased approximately $2.9 million (23.5%). The improvement was the result of an increase in gross margin from 28.8% in the prior year's quarter to 30.6% in the current quarter. The primary contributing factors to this improvement have been the lower price of yarn; increased efficiencies in the Company's textile operations; and increased utilization of offshore sewing facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended October 28, 2000 increased by $0.4 million (6.1%) to $6.2 million from $5.8 million for the prior year's quarter. The increase is primarily the result of higher management and sales incentives and employee fringe benefits, As a percentage of sales, selling, general and administrative expenses declined from 13.6% in the prior year's quarter to 12.5% in the current period.

INTEREST EXPENSE for the quarter ended October 28, 2000 declined approximately $0.3 million (7.6%) as compared to the prior year's quarter. While interest rates were comparable during both periods, lower levels of borrowings were made possible by improved operating results.

NINE MONTHS ENDED OCTOBER 28, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 30,
1999

NET SALES for the Nine Months ended October 28, 2000 increased $18.7 million (12.7%) to $165.7 million from $147.0 million for the nine months ended October 30, 1999. The increase in net sales is the result of an increase in units sold of more than 23%, partially offset by a decline in the average selling price for all goods sold of approximately 8.5%.

GROSS PROFIT for the Nine Months ended October 28, 2000 increased approximately $12.7 million (34.9%). The improvement was the result of a substantial increase in gross margin from 24.7% in the prior year's nine months to 29.6% in the current nine months. The primary contributing factors to this improvement have been the lower price of yarn; increased efficiencies in the Company's textile operations; and the moving of the Company's sewing activities offshore.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the nine months ended October 28, 2000 increased by $0.7 million (4.2%) to $18.0 million from $17.3 million for the prior year's nine months. The increase is the result of higher management and sales incentives, employee fringe benefits, and additional costs associated with the formation of the Company's German distribution center, partially offset by lower advertising and promotional expenditures. As a percentage of sales, year to date selling, general and administrative expenses declined from 11.8% in the nine months ended October 30, 1999 to 10.9% for the nine months ended October 28, 2000.

INTEREST EXPENSE for the nine months ended October 28, 2000 declined approximately $1.0 million (8.1%) as compared to the prior year's nine months. While interest rates were comparable during both periods, lower levels of borrowings were made possible by improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $5.6 million in year ended January 30, 1999 and $3.4 million in the year ended January 29, 2000. The Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software. Beginning with the current fiscal year, the Company anticipates the level of its capital expenditures in the ordinary course of business will be at an annual rate of approximately $5 million to $7 million. Capital expenditures relating to new offshore operations would substantially increase this amount. See "Forward Looking Information," below.

The Company's principal working capital requirements are financing accounts receivable and inventories. At October 28, 2000, the Company had net working capital of approximately $59.7 million, including approximately $12.2 million of cash and cash equivalents, $25.6 million of accounts receivable, $49.4 million of inventories, $3.3 million of other current assets; and $30.8 million in accounts payable and other current liabilities.

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million, which commenced on July 1, 1999. Anvil also borrowed $19.6 million under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At October 28, 2000, there were no amounts outstanding under the Revolving Credit Facility.

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

NEW ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement addresses a limited number of issues for entities applying SFAS No. 133 which requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently has no derivative financial instruments in place and has determined that the implementation of this statement will not have a significant impact on its consolidated financial position, liquidity or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying GAAP to revenue recognition in financial statements. The SAB, through its subsequent revised releases, SAB's No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect that the implementation of this SAB will have a significant impact on its consolidated financial position, liquidity or results of operations.

FORWARD-LOOKING INFORMATION

Although the Company continues to experience the effects of industry-wide lower selling prices on many items, management has been able to partially offset the effect of these pricing pressures by: (i) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and (ii) taking advantage of lower costs at offshore locations. Management intends to continue these and other efficiency-oriented strategies to the extent it deems necessary to improve operating results and meet competition. The results of operations for recent fiscal quarters have been favorably impacted by lower yarn prices. However, current indications from suppliers are that yarn prices are moving toward higher levels.

With the adoption of the Trade Development Act of 2000, and because of increased production demands necessitated by additional volume, the Company is exploring the feasibility of performing certain manufacturing operations at offshore locations. These production moves would take at least a year to fully implement and could entail substantial capital expenditures.

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

PART II -- OTHER INFORMATION


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




Dated: December 12, 2000