Form 10-K405
period 2001-02-03
ANVIL HOLDINGS INC
filed 2001-04-26
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended February 3, 2001

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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The Company is not required to make filings under Section 16 of the Exchange Act because it has no registered securities under Section 12 of the Securities Exchange Act of 1934.

At April 20, 2001 there were 390,000 shares of the registrant's Class B Common Stock, $0.01 per share par value (the "Class B Common") held by non-affiliates. At such date, there was no established trading market for these shares. At April 20, 2001, there were 290,000 shares of the registrant's Class A Common Stock, $0.01 per share par value (the "Class A Common") and 3,590,000 shares of Class B Common outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Those portions of the Information Statement for the Company's 2001 Annual Meeting of Stockholders (the "Information Statement") are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

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

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000,000, 13% Senior Exchangeable Preferred Stock, due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). Additionally, on March 14, 1997, Anvil sold $130,000,000 of 10-7/8% Senior Notes due 2007
("Senior Notes") in connection with the Recapitalization.

During February 2000, Anvil purchased certain assets of the TOWELSPLUS Division of Mid-America Wholesalers, Inc. for an aggregate amount of $1,940,000. This business now operates as a division of Anvil and markets towels and robes manufactured by outside contractors for sale by Anvil through its distribution channels.

The Company's fiscal years end on the Saturday closest to January 31. Accordingly, when referring to the Company's fiscal years in this report, "fiscal 2000" refers to the year ended February 3, 2001, "fiscal 1999" refers to the year ended January 29, 2000, etc.

GENERAL

The Company is a leading designer, manufacturer and marketer of high quality activewear for sale principally into the "imprinted" or "decorated" segment of the U.S. apparel industry. The Company offers an extensive line of activewear products designed for men, women and children, including short and long sleeve T-shirts, classic button and collar knit sport shirts (known as "plackets"), collarless short and long sleeve knit shirts (known as "henleys"), fleeced sweatshirts and athletic shorts, supplemented with caps, towels, robes and bags. The Company markets and sells its products primarily to distributors and screen printers under the ANVIL, COTTON DELUXE, COTTON DELUXE CASUALS and TOWELSPLUS brand names as well as under private labels. Prior to their ultimate resale to the consumer, the Company's products typically are printed or embroidered with logos, designs or characters. The Company believes that its operating performance is favorably affected by: (i) its broad range of high quality products; (ii) its strong relationships with customers and suppliers; (iii) its flexible, vertically integrated manufacturing operations; (iv) its commitment to controlling costs and improving manufacturing processes; and (v) the continuing growth of the activewear market.

The Company offers high quality activewear in a variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively as well as to serve the traditional T-shirt market segment. The Company works closely with its distributor and screen printer customers to meet their needs for style and color innovation. The Company continues to compete successfully by: (i) targeting niche products on which its competitors have not traditionally focused; (ii) responding quickly to market developments; (iii) regularly introducing new products; and (iv) providing a broad range of products, permitting distributors to increase efficiency by reducing the number of vendors and deliveries. In addition, the Company continues to make significant investments to modernize and expand its manufacturing and distribution facilities in order to improve quality, reduce costs, manage inventories and shorten production cycles. To further reduce costs, the Company is continually placing greater emphasis on lower cost, offshore manufacturing alternatives.

BUSINESS STRATEGY

The Company's objective is to increase net sales and improve results of operations by implementing the following key elements of its business strategy:

OFFER A BROAD RANGE OF HIGH QUALITY PRODUCTS. The Company will continue to offer high quality activewear in a wide variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively. The Company expects to continue to expand its product offerings under its ANVIL, COTTON DELUXE, COTTON DELUXE CASUALS and TOWELSPLUS brands, capitalizing on the growth in the activewear market. In addition, the Company seeks to strengthen its position in the activewear market by introducing products to supplement its traditional T-shirt business.

ENHANCE AND EXPAND CUSTOMER RELATIONSHIPS. The Company continually seeks to strengthen and expand its customer relationships by promoting the Company's: (i) broad product offerings; (ii) ability to design customized products; (iii) quick, reliable delivery; and (iv) ability to accommodate modifications to customer orders. The Company's direct salesforce focuses on developing strong relationships with distributors, and enhancing "pull through" by the distributors' customers. Distributors have accounted for an increasing percentage of the Company's activewear sales in recent years. In Fiscal 2000, sales to domestic distributors accounted for approximately 83% of the Company's net sales. In the Company's experience, distributors typically place larger orders, purchase a broader product mix, maintain higher inventory levels and develop more predictable order and re-order patterns than certain of its other customers. The Company estimates that distributors resell products to more than 30,000 smaller screen printers, embroiderers and other customers. The Company's broad product offerings have enabled it to more effectively service distributors and satisfy the disparate preferences of consumers.

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

CONTINUE TO CONTROL COSTS AND IMPROVE MANUFACTURING. The Company continues to make capital expenditures to maintain, modernize and expand its manufacturing and distribution facilities in order to improve quality, reduce costs, manage inventories and shorten production cycles. The Company believes it can continue to improve its operating results by: (i) maximizing the use of offshore manufacturing operations; and (ii) continually improving its textile manufacturing processes.

CAPITALIZE ON THE GROWTH OF THE ACTIVEWEAR MARKET. The Company believes that sales of activewear products have been, and will continue to be driven by: (i) the increased consumer preference for comfortable apparel selections; (ii) more flexible dress codes, including the greater acceptance of casual wear in the workplace; and (iii) the heightened emphasis on physical fitness.

PRODUCTS

The Company's activewear products, which are designed for men, women and children, include short and long sleeve T-shirts, tank tops, classic button and collar knit sport shirts (known as "plackets") and collarless short and long sleeve knit shirts (known as "henleys") as well as a variety of other niche activewear products, such as fleeced sweatshirts and athletic shorts, supplemented with caps, towels, robes and bags. This broad array of casual knitwear and athletic wear is marketed and sold by the Company under its ANVIL, COTTON DELUXE, COTTON DELUXE CASUALS and TOWELSPLUS brand names as well as under private labels. The Company manufactures its products in a variety of fabrics and fabric blends. Prior to their ultimate resale to the consumer, the Company's products typically are imprinted or embroidered with logos, designs or characters.

BASIC AND SPECIALTY T-SHIRTS. Basic and specialty T-shirts are the Company's principal products. The basic T-shirt was the first product introduced by the Company in the early 1970s. In addition to basic T-shirts, the Company also manufactures a variety of specialty T-shirts. This category accounted for approximately 62% of the Company's sales in fiscal 2000.

PLACKETS AND HENLEYS. The Company introduced its first line of plackets in the early 1980s and its first line of henleys in the early 1990s. Plackets include classic button and collar knit sport shirts which are produced in both short and long sleeve versions. Henleys are collarless knit shirts, which are produced in both short and long sleeve versions. This category accounted for approximately 30% of the Company's sales in fiscal 2000.

OTHER PRODUCTS. The Company's other products include fleeced sweatshirts, knit shorts, caps, towels, robes and bags. In addition to products which it manufactures in-house, this category includes those products which the Company sources as finished products. This category accounted for approximately 8% of the Company's sales in fiscal 2000.

SALES AND MARKETING

The Company markets its products primarily through a direct salesforce comprised of nine salespersons and three sales managers. Each member of the salesforce receives a base salary and is eligible to receive an incentive bonus payment.

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

CUSTOMERS

The Company markets its products primarily to distributors, a wide range of screen printers and private label customers. The Company also sells a small percentage of its products directly to retailers. The Company currently services over 200 customers, of which twenty account for approximately 78% of the Company's net sales. Two such customers, Alpha Shirt Company and Broder Bros., accounted for approximately 22% and 11%, respectively, of the Company's net sales in fiscal 2000. No other individual customer accounted for more than 10% of the Company's net sales in fiscal 2000.

RAW MATERIALS

The Company's primary raw material is cotton yarn. The Company does not spin its own yarn. Instead, the Company purchases substantially all of its yarn pursuant to purchase orders from a number of domestic spinners. One individual spinner accounted for approximately 39% of the Company's purchased yarn in Fiscal 2000. The vast majority of the yarn used by the Company is readily available and can be purchased from a number of sources. Accordingly, the Company does not have to rely on its orders with or deliveries from any single supplier. With the ability to substitute its supply of yarn, the Company believes that the inability to obtain yarn from any one supplier would not have a long term material adverse effect on the Company's ability to manufacture. Other raw materials purchased by the Company include dyes and chemicals used in the dyeing and bleaching of fabrics.

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

The Company believes that its strategy of emphasizing higher quality, niche products, promoting a broader product mix, and use of lower-cost offshore manufacturing operations, should enable it to continue to compete effectively in its industry market segment.

The Company's principal competitors include several manufacturers of activewear, some of which are larger and have greater financial and other resources than the Company. The Company also faces competition from foreign manufacturers of activewear who generally have lower costs than domestic manufacturers. Increased competition has caused many domestic apparel manufacturers to move their manufacturing operations offshore to lower costs. The Company currently performs substantially all of its sewing activities offshore, and has announced the relocation, to offshore facilities, of its U.S. cutting operations. To meet anticipated capacity demands, the Company is preparing plans to build an offshore textile facility to supplement its existing domestic facilities.

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

Under the United States-Caribbean Basin Trade Partnership Act, effective October 1, 2000, quotas and duties were eliminated on apparel imported from certain Caribbean basin countries, provided such apparel is made from U.S. fabric (made from U.S. yarn) formed and cut in the United States. The same exemption from quotas and duties would apply to apparel made from U.S. fabric cut in a Caribbean basin country if U.S. thread is used. This Act also exempts a limited amount of knit apparel (other than outerwear T-shirts) made from regional fabric (made from U.S. yarn), and T-shirts (other than underwear T-shirts) using fabric (made from U.S. yarns) formed in a Caribbean basin country.

EMPLOYEES

At February 3, 2001, the Company, including its offshore subsidiaries, employed a total of 164 full-time salaried employees and 3,802 full-time and part-time hourly employees. Of the Company's 3,966 employees, 1,356 are employed in the United States; 3,844 employees are involved in manufacturing, 74 in finance and administration and 48 in marketing and sales. Of the Company's 3,844 employees involved in manufacturing, 682 are employed at the Company's textile facilities and 3,162 are employed at the Company's cutting and sewing facilities.

None of the Company's employees is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

INTELLECTUAL PROPERTY

The Company attempts to register its material trademarks and trade names. The Company believes that it has developed strong brand awareness among its targeted customer base and as a result regards its brand names as valuable assets. The Company has registered or applied for trademark registrations for ANVIL, COTTON DELUXE, COTTON DELUXE CASUALS and TOWELS PLUS (and the ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS designs) and other labels in the United States and certain foreign countries.

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

In 1990, Winston Mills, Inc., a subsidiary of McGregor Corporation ("McGregor") and a predecessor of the Company, entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning certain groundwater contamination discovered at its Asheville, North Carolina facility. Since that time, McGregor, through Culligan International Company ("Culligan"), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates range from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the acquisition of the Anvil business (the "Acquisition"). This indemnity is guaranteed by Culligan and by Astrum International Corp. (now known as Samsonite Corporation), an affiliate of McGregor, in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR. McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Samsonite have also guaranteed McGregor's obligations under these indemnities.

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

TEXTILE FACILITY OPERATIONS. The Company conducts textile operations at two facilities owned by the Company located in Kings Mountain and Asheville, North Carolina. The Company operates approximately 270 knitting machines at its textile facilities where circular knitting machines knit yarn into tubes of basic fabric constructions such as jersey and fleece and circular rib and flat knitting machines knit collars. The tubes of fabric correspond in weight and diameter to the various styles and sizes required to make the Company's activewear products. The knitted fabric is then batched for bleaching and dyeing. Substantially all of the Company's activewear products are either bleached to remove the color of natural cotton or dyed for colored products. The Company's textile facilities contain computerized controls, dye simulators and spectrometers and modern jet vessels to assist the Company in maintaining an efficient and quality controlled environment for the dyeing and bleaching process. The Company's textile facilities each operated near capacity during fiscal 2000.

As the Company nears capacity in its existing textile facilities, Management has recognized the need to establish a plan for new facilities which will interface more efficiently with offshore cutting and sewing. Accordingly, the Company is preparing plans for a textile facility in Honduras, to be built in stages. Implementation of the Company's plan would take approximately three years, and capital expenditures to complete this plan could approach $25 million over the next three fiscal years.

Cottontops operates a small dyehouse and a small screen printing facility, both in Farmville, North Carolina.

CUTTING AND SEWING FACILITIES. The Company's sewing operations are conducted at three leased facilities located in Honduras and El Salvador and at offshore contractors. During fiscal 2000, the Company's sewing facilities operated generally at capacity. The Company began its offshore sewing operations in January 1996, through A.K.H., S.A., a wholly-owned subsidiary of Anvil, at a leased facility in Honduras. In October 1997, the Company opened a sewing facility in El Salvador through Livna, Limitada, a wholly-owned subsidiary of Anvil. This facility was expanded during fiscal 1998 and a new facility is under construction. In November 1999, the Company committed to lease another sewing facility in Honduras through a newly-formed subsidiary of Anvil, Star, S.A. ("Star"). This facility is now operating under an interim lease pending completion of a larger facility. The larger facility is expected to be completed by September 2001 and will operate under a five-year lease.

Most cutting is currently conducted at a leased facility located in Mullins, South Carolina. The Company has announced the relocation to offshore facilities of its U.S. cutting operations. The transfer is expected to be completed by the end of 2001. Fabric produced at the Company's textile operations is shipped to a cutting facility where it is marked by hand from design patterns, cut and then shipped for sewing.

DISTRIBUTION OPERATIONS. The Company performs substantially all of its distribution functions at its centralized distribution facility located in Dillon, South Carolina. This centralized distribution facility, opened in fiscal 1996, enables the Company to provide efficient and responsive customer service and to efficiently manage inventory. The Company anticipates that, if current demand trends continue, this facility will require a significant expansion and modernization by the end of the year 2002.

The following table sets forth certain information regarding the Company's facilities:

                                               APPROX. SQ.
LOCATION                PRINCIPAL USE              FT.             OWNED/LEASED
--------                --------------             ---             ------------
New York, NY           Executive Offices          22,100             Leased(1)
Kings Mountain, NC     Textile Facility          225,000             Owned
Asheville, NC          Textile Facility          175,000             Owned
Mullins, SC            Cut and Sew               149,000             Leased(2)
Farmville, NC          Office, Warehouse
                         & Screen Printing        80,000             Leased(3)
Farmville, NC          Dye House                  30,000             Leased(3)
Dillon, SC             Distribution              660,000             Owned
Honduras               Sew                        64,000             Leased(4)
                       Sew                        63,000             Leased(5)
El Salvador            Sew                        54,000             Leased(6)
Germany                Office & Distribution      13,000             Leased(7)

----------
(1) The lease for the Company's executive office space expires in 2002.
(2) The lease for this facility can be extended to 2012.
(3) The leases for these facilities expire in 2003.
(4) The lease for this facility expires 2003 and can be extended  to 2007.
(5) A facility of 37,000 square feet is under interim lease pending completion of a facility of 82,000 square feet, which will be leased for five years.
(6) This facility is in two buildings with leases expiring in 2002 and 2003. These leases may be terminated upon relocation to a new facility of 140,00 square feet expected to be completed by June 2001. The new facility will be covered by a five year lease.
(7) The lease for this facility expires in 2004.

Management estimates that capital expenditures in the next three fiscal years will be as follows: fiscal 2001 - $16 million; fiscal 2002 - $26 million; fiscal 2003 - $13 million. These amounts include expenditures relating to new offshore manufacturing operations and expansion of the Company's distribution facility, as well as routine capital expenditures in the ordinary course of business.

The Company considers its owned and leased facilities and equipment to be in good condition and suitable and adequate for the Company's current operations. Management of the Company believes that its ongoing maintenance and improvement program for its existing manufacturing facilities, along with its long range expansion programs, will enable it to accommodate anticipated sales growth.

Periodically, as necessary, the Company contracts certain manufacturing operations to outsiders. Management considers this ordinary industry practice and foresees no material risks in continuing this policy as necessary.

MANAGEMENT INFORMATION SYSTEMS. The Company continues its commitment to the growth and modernization of its information technology systems through the upgrading of both its purchased and in-house developed systems and equipment. Its advanced order entry, allocation and customer service systems tie into its in-house radio frequency centralized warehouse systems and its customers' automatic replenishment and EDI systems. The Company's new planning and scheduling system has allowed it to optimize available manufacturing resources (textile and garment) which has helped reduce lead times and inventories and improve the timeliness of deliveries. The system is driven by the Company's in-house forecasting system as well as by customer orders. The Company has installed hardware and contracted for satellite communications service between its offshore and domestic locations. This enables all offshore facilities to communicate directly with the Company's data center.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any of the Company's common equity securities. At April 20, 2001 there were 25 record holders of the Class A Common and 26 record holders of the Class B Common. All of Anvil's issued and outstanding capital stock is owned by Holdings.

RECENT SALES OF UNREGISTERED SECURITIES.

As required by the Certificate of Designations relating to its 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 739,440 shares ($18,486,000 at liquidation value) through the year ended February 3, 2001.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Set forth below are the selected historical financial data of the Company as of the dates and for the periods shown. The selected historical financial data of the Company for fiscal years 1998 through 2000 have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, whose report thereon appears under "Item 8. Financial Statements and Supplementary Data." The selected consolidated financial data for fiscal years 1996 and 1997 have been derived from audited consolidated financial statements which are not included herein. Holdings has no independent operations apart from its wholly owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and related notes thereto included elsewhere herein.

                                                                 FISCAL YEAR ENDED
                                         -----------------------------------------------------------------
                                        FEBRUARY 1,   JANUARY 31,   JANUARY 30,   JANUARY 29,   FEBRUARY 3,
                                           1997          1998          1999          2000          2001
                                         ---------     ---------     ---------     ---------     ---------
                                       [Fiscal 1996] [Fiscal 1997] [Fiscal 1998] [Fiscal 1999] [Fiscal 2000]
                                                                                                (53 Weeks)
STATEMENT OF OPERATIONS DATA:

Net sales ............................   $ 204,154     $ 214,867     $ 217,302     $ 198,930     $ 216,537
Cost of goods sold ...................     156,813       167,491       179,092       146,931       153,805
                                         ---------     ---------     ---------     ---------     ---------

Gross profit .........................      47,341        47,376        38,210        51,999        62,732
Selling, general and
    administrative expenses ..........      21,678        22,771        24,626        22,692        23,939
Special compensation (1) .............        --          10,915          --            --            --
Amortization of intangible assets ....         958           958           958           958         1,306
                                         ---------     ---------     ---------     ---------     ---------
Operating income (loss) ..............      24,705        12,732        12,626        28,349        37,487
Other income (expense):
  Interest expense ...................      (7,912)      (15,392)      (17,279)      (15,793)      (14,903)
  Amortization of debt expense and
       other--net ....................         415          (897)       (1,006)         (895)       (1,189)
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) before
    provision for income
    taxes and extraordinary item .....      17,208        (3,557)       (5,659)       11,661        21,395
 Provision (benefit) for
       income taxes ..................       6,883        (1,423)       (2,264)        5,213         9,050
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) before
       extraordinary item ............      10,325        (2,134)       (3,395)        6,448        12,345
  Extraordinary item--loss on
    extinguishment of debt, net of tax
    benefit of $1,838 and $417 (2) ...        --          (2,757)         --            (627)         --
                                         ---------     ---------     ---------     ---------     ---------

Net income (loss) ....................   $  10,325     $  (4,891)    $  (3,395)    $   5,821     $  12,345
                                         =========     =========     =========     =========     =========

EBITDA(3) ............................   $  32,592     $  30,864     $  19,847     $  35,727     $  45,340
                                         =========     =========     =========     =========     =========

                                                                FISCAL YEAR ENDED
                                                       -----------------------------------
                                                      JANUARY 30,  JANUARY 29,  FEBRUARY 2,
                                                         1999         2000         2001
                                                       ---------    ---------    ---------
Basic Income (Loss) Per Common Share: (4)
  Class A Common Stock:
       Income before extraordinary item ............   $   11.46    $   15.50    $   19.14
       Extraordinary item ..........................        --           (.16)        --
                                                       ---------    ---------    ---------
       Net income ..................................   $   11.46    $   15.34    $   19.14
                                                       =========    =========    =========
  Class B Common Stock:
       Income (loss) before extraordinary item .....   $   (3.15)   $    (.90)   $    0.17
       Extraordinary item ..........................        --           (.16)        --
                                                       ---------    ---------    ---------
       Net income ..................................   $   (3.15)   $   (1.06)   $    0.17
                                                       =========    =========    =========
Weighted average shares used in computation of basic
   income (loss) per share:
      Class A Common ...............................         290          290          290
                                                       =========    =========    =========
      Class B Common ...............................       3,590        3,590        3,590
                                                       =========    =========    =========

                                           FEB 1,     JAN 31,      JAN 30,      JAN 29,      FEB 3,
BALANCE SHEET DATA (AT END OF PERIOD):     1997        1998         1999         2000         2001
                                         ---------   ---------    ---------    ---------    ---------
Cash and cash equivalents ............   $   1,863   $     959    $   3,397    $   3,413    $   6,838
Total assets .........................     135,977     146,352      148,869      137,108      153,324
Total debt ...........................      68,594     148,145      158,335      137,775      135,236
Preferred stock  (liquidation value) .      25,582      33,033       37,541       42,664       48,486
Total stockholders' equity (deficit) .      43,386     (66,255)     (74,397)     (73,908)     (67,739)

----------
  (1) In connection with the Recapitalization, the Company recorded a special charge for compensation related to the exercise of options by members of management, payment of a special transaction bonus to members of management and payments under a then existing equity buy-out plan to members of management. These charges aggregated $10,915, and are considered by management to be nonrecurring in nature.

  (2) In connection with the Recapitalization, the Company recorded an extraordinary charge of $2,757, net of an income tax benefit, in the year ended January 31, 1998, as a result of losses incurred in connection with the early extinguishment of debt. The Company also recorded an extraordinary charge of $627 (net of taxes) during the year ended January 29, 2000, in connection with the Loan Agreement and concurrent repayment of a prior credit facility. Such amount represents the write off of deferred financing fees and other costs related to that refinancing.

  (3) EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not a measure of performance under accounting principles generally accepted in the United States ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

  (4) See Note 12 to Financial Statements, included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion provides information with respect to the results of operations of the Company for each of the three fiscal years in the period ended February 3, 2001. The following information should be read in conjunction with
ITEM 6. "SELECTED FINANCIAL DATA" and the consolidated financial statements and the notes thereto included elsewhere herein. It should also be noted that the year ended February 3, 2001 contains 53 weeks, whereas all the other fiscal years presented herein contain 52 weeks. Accordingly, if all other factors were equal, revenue and expense items in the current fiscal year would be representative of approximately 2% more volume than other fiscal years.

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

The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders for quantities ranging from 30 days' to a one year's supply, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, the Company has been successful in mitigating the impact of fluctuating yarn prices. Although yarn prices have recently increased, they are currently at relatively low levels, and management is continually reviewing and adjusting the Company's purchase commitments to take advantage of these lower prices.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales, for the Company for each of the three years in the period ended February 3, 2001:

                                                                             YEAR ENDED
                                                         ------------------------------------------------
                                                         JANUARY 30,       JANUARY 29,        FEBRUARY 3,
                                                           1999               2000               2001
                                                           -----              -----              -----
                                                        [Fiscal 1998]     [Fiscal 1999]      [Fiscal 2000]
                                                                                               (53 weeks)
STATEMENT OF OPERATIONS DATA:
  Net sales ..................................             100.0%             100.0%             100.0%
  Cost of goods sold .........................              82.4               73.9               71.0
  Gross profit ...............................              17.6               26.1               29.0
  Selling, general and administrative expenses              11.3               11.4               11.1
  Interest expense ...........................               8.0                7.9                6.9

OTHER DATA:
  EBITDA (1) .................................     $19.8 million      $35.7 million      $45.3 million
          Percentage of net sales ............               9.1%              18.0%              20.9%

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

YEAR ENDED FEBRUARY 3, 2001 COMPARED TO YEAR ENDED JANUARY 29, 2000

NET SALES for the year ended February 2, 2001 increased $17.6 million, or 8.9%, to $216.5 million from $198.9 million for the year ended January 29, 2000. The overall increase in net sales is comprised of an increase in units sold of approximately 20%, partially offset by a decrease of 9% in the average selling price of all goods sold in the current year. The decline in average selling prices has been a continuing, industry-wide trend for the last few years. In addition, in recent fiscal quarters, the percentage of sales of goods having lower selling prices has increased.

GROSS PROFIT for the year ended February 2, 2001 increased by $10.7 million (20.6%) over the prior year. This improvement is the result of the aforementioned higher sales as well an improvement in gross profit margin from 26.1% in the prior year to 29.0% in the current year. The improved gross profit margins are the result of significantly lower production costs, partially offset by unfavorable changes in product mix. See "Forward Looking Information," below for a discussion of recent changes in the Company's production capabilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the year ended February 3, 2001 increased by $1.2 million, or 5.5%, to $23.9 million from $22.7 million from the prior year. Increases in salaries and fringe benefits relating to general and administrative, and distribution amounted to approximately $0.9 million, and were offset by a decrease of $0.4 million due to sales staff reductions. Additional costs of $0.6 million were incurred due to the establishment of the Company's German subsidiary, and an increase in Cottontops' expenses due to higher volume. Additional warehouse supplies and repairs accounted for the remaining increase of approximately $0.1 million in the current year.

INTEREST EXPENSE for the year ended February 3, 2001 decreased by $0.9 million, or 5.6%, to $14.9 million from $15.8 million for the prior year. Interest rates were slightly higher in the current period, but there were significantly lower levels of borrowings made possible by improved operating results.

Amortization of intangible assets increased by $0.3 million in the year ended February 3, 2001, compared to the prior year, as a result of the amortization of goodwill and a covenant not to compete relating to the acquisition of TOWELSPLUS.

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

GROSS PROFIT for the year ended January 29, 2000 increased approximately $13.8 million (36.1%) compared to the prior fiscal year despite the $18.4 million decline in sales. This improvement is the result of a substantial increase in gross margin percentages from 17.6% to 26.1%. This improvement in gross margin was the result of lower yarn prices and the moving of substantially all of the Company's sewing activities offshore to take advantage of lower offshore wage rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the year ended January 29, 2000 decreased by $1.9 million (7.9%) to $22.7 million from $24.6 million for the prior year. As a percentage of net sales, selling, general and administrative expenses were 11.4% and 11.3% for the fiscal years ended January 29, 2000 and January 30, 1999, respectively. The dollar decrease is composed of a reduction in selling expense of approximately $1.4 million resulting from sales staff reductions and reduced advertising, a decline of $0.4 million general and administrative expenses effected by staff and other expense reductions, and a reduction of $0.1 million in distribution expense due primarily to inclusion in the prior year of unusually high first quarter expenditures to meet delivery commitments.

INTEREST EXPENSE for the year ended January 29, 2000 declined approximately $1.5 million (8.6%) as compared to the prior year. While interest rates were approximately the same in both periods, the decrease occurred due to lower levels of borrowings made possible by improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $6.2 million in the year ended February 3, 2001 and $3.4 million in the year ended January 29, 2000. Historically, the

Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software. Management estimates that capital expenditures in the next three fiscal years will be as follows: fiscal 2001 - $16 million; fiscal 2002 - $26 million; fiscal 2003 - $13 million. These amounts include expenditures relating to new offshore manufacturing operations and expansion of the Company's distribution facility, as well as routine capital expenditures in the ordinary course of business.

The Company's principal working capital requirements are financing accounts receivable and inventories. At February 3, 2001, the Company had net working capital of approximately $61.7, including $6.8 million in cash and cash equivalents, $27.6 million of accounts receivable, $55.9 million of inventories, $3.3 million of other current assets; and $31.9 million in accounts payable and other current liabilities.

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million, which commenced on July 1, 1999. Anvil also borrowed $19.6 million under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At February 3, 2001, there were no amounts outstanding under the Revolving Credit Facility.

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

The Company believes that, based upon current and anticipated levels of operations, funds generated from operations, together with other available sources of liquidity, including borrowings under the Loan Agreement, will be sufficient over the next twelve months for the Company to fund its normal working capital requirements and satisfy its debt service requirements. While no definitive arrangements have been made, Management of the Company is confident that, if required, it will be able to secure, on a timely basis and on favorable terms, adequate financing for the planned expansion of its production and distribution facilities.

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

NEW ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognizes all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS No. 133 effective February 4, 2001. Adoption of SFAS No. 133 did not have significant impact on the Company's results of operations, equity or financial position, as it does not engage in derivative or hedging transactions.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying GAAP to revenue recognition in financial statements. The SAB, through its subsequent revised releases, SAB's No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of this SAB did not have a significant impact on the Company's consolidated financial position, liquidity or results of operations.

FORWARD-LOOKING INFORMATION

Although the Company has been experiencing the adverse effects of an industry-wide decline in selling prices, management has been able to partially offset the effect of these pricing pressures by: (i) continuing to improve and modernize its manufacturing processes in order to reduce production costs; (ii) moving its sewing operations offshore; and (iii) planning for the relocation offshore of its cutting operations, and the offshore addition of certain textile operations.

The management initiatives already implemented have had a favorable effect on the Company's results of operations, and management believes that its plans to implement other efficiency-oriented strategies will enable it to improve operating results and meet competition.

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

The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 2001 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its potential exposure to market risk is not material. The Company eliminated its interest rate swap agreements in June 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1, Index to Financial Statements, included elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to the directors of the Company, the information required by Item 10 of Form 10-K appears on pages 1 through 4 of the Information Statement, and is incorporated herein by reference.

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

                             EXECUTIVE OFFICERS AND
                         CERTAIN KEY EMPLOYEES OF ANVIL

The following sets forth certain information with respect to the executive officers and certain key employees of Anvil.

NAME                         AGE(1)    POSITION
----                         ------    --------

Bernard Geller.................67      Chief Executive Officer,
                                         Chairman of the Board

Anthony Corsano(2).............41      President and Chief Operating Officer

Jacob Hollander................59      Executive Vice President, Chief
                                         Administrative Officer, Secretary,
                                         General Counsel and Director

William H. Turner..............53      Executive Vice President of Manufacturing

Pasquale Branchizio............62      Vice President of Finance

----------
(1) All ages are as of December 31, 2000.
(2) During fiscal 2000, Mr. Corsano held the position of Executive Vice President of Sales and Marketing.

BERNARD GELLER has served as the Chief Executive Officer of Anvil, President of Holdings, and has been a Director of Anvil and Holdings since February 1995. Since March 1997, Mr. Geller has served as Chairman of the Board of Anvil and Holdings and from July 1997 to February 28, 2001, as President of Anvil. From 1989 to 1995, Mr. Geller served as Chairman of Anvil's predecessor. From 1986 to 1989, Mr. Geller served as President of Anvil's predecessor and from 1975 to 1986, as Controller. Before joining Anvil's predecessor, Mr. Geller was with Union Underwear Co., Inc., a subsidiary of Fruit of the Loom, Inc., where he worked for 14 years, principally as that company's controller.

ANTHONY CORSANO has served as President and Chief Operating Officer Anvil since February 28, 2001. Prior thereto, he served as Executive Vice President of Sales and Marketing of Anvil for more than five years. From 1993 to 1995, Mr. Corsano served as Vice President of Sales and Marketing of Anvil's predecessor. From 1988 to 1993, Mr. Corsano served as Vice President--Sales of Anvil's predecessor and from 1985 to 1988 Mr. Corsano served as National Sales Manager of Anvil's predecessor.

JACOB HOLLANDER has served as Executive Vice President, Chief Administrative Officer, Secretary and General Counsel of Anvil and Vice President, Secretary and General Counsel of Holdings since February, 1995. Since March, 1997, Mr. Hollander has served as a Director of Anvil and Holdings. From 1991 to 1995, Mr. Hollander served as Vice President and General Counsel of Astrum International Corp. From 1985 to 1990, Mr. Hollander served as Vice President and General Counsel of McGregor Corporation and Faberge, Incorporated, and from 1987 to 1989, Mr. Hollander also served as Vice President and General Counsel of Elizabeth Arden, Inc. During 1990, Mr. Hollander provided legal consulting services to the Unilever group of companies and to McGregor. Prior to its acquisition by McGregor, Mr. Hollander was Vice President of Faberge, Incorporated.

WILLIAM H. TURNER has served as Executive Vice President of Manufacturing of Anvil since February, 1995. From 1992 to 1995, Mr. Turner served as Executive Vice President of Manufacturing of Anvil's predecessor. From 1985 to 1992, Mr. Turner held the position of Vice President of Manufacturing (Cut and Sew) of Anvil's predecessor and from 1982 to 1985 he was Plant Manager for Anvil's predecessor.

PASQUALE BRANCHIZIO has served as Vice President of Finance of Anvil and Holdings since 1995. From 1986 until 1995, Mr. Branchizio served as Vice President of Finance of Anvil's predecessor. From 1981 to 1986, Mr. Branchizio served as the Controller of Anvil's predecessor. Prior thereto, Mr. Branchizio served as Senior Accountant for Anvil's predecessor.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears on pages 4 through 7 of the Information Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears on pages 7 through 10 of the Information Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears on page 10 of the Information Statement and is incorporated herein by reference.

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

 (b)  Reports on Form 8-K

      None.

 (c)  Exhibits

NO.   DESCRIPTION
---   -----------

2.1 Recapitalization Agreement, dated as of February 12, 1997, by and among Citicorp Venture Capital, Ltd., BRS,, Holdings, Anvil VT, Inc. and the stockholders and voting trust certificate holders named on the signature pages thereto, as amended by the certain Amendment and Consent to Assignment dated as of February 21, 1997 and that Waiver and Second Amendment to the Recapitalization Agreement dated as of March 13, 1997.(1)

3.1   Certificate of Incorporation of Anvil.(1)

3.2   Restated Certificate of Incorporation of Holdings.(4)

3.3   Certificate of Incorporation of Cottontops.(1)

3.4   By-Laws of Anvil.(1)

3.5   By-Laws of Holdings.(1)

3.6   By-Laws of Cottontops.(1)

4.1   Certificate of Designation of Holdings.(1)

4.2 Certificate of Designation of Holdings relating to Series B 13% Senior Exchangeable Preferred Stock due 2009.(2)

4.3 Purchase Agreement, dated as of March 14, 1997, by and among Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Wasserstein Perella securities, Inc. ("Wasserstein"), NationsBanc Capital Markets, Inc. ("NationsBanc"), Anvil and Holdings.(1)

4.4 Senior Indenture, dated as of March 14, 1997, by and among the Anvil, Holdings, Cottontops and the other Subsidiary Guarantors and United States Trust Company of New York, as trustee. (1)

4.5   10-7/8% Senior Notes and Guarantees.(1)

4.6   Series B 10-7/8% Senior Notes and Guarantees.(2)

4.7 Registration Rights Agreement, dated as of March 14, 1997, by and among Anvil, Holdings, Cottontops and DLJ, Wasserstein and NationsBanc, as Initial Purchasers.(1)

4.8 Loan and Security Agreement dated March 11, 1999 by and among Congress Financial Corporation, Anvil, Holdings and Cottontops. (5)

4.9 Term Promissory Note of Anvil dated March 11, 1999 payable to Congress Financial Corporation. (5)

4.10 Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Holdings. (5)

4.11 Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Anvil. (5)

10.1 Employment Agreement, dated as of January 30, 2001, by and between Anvil and Bernard Geller.

10.2 Employment Agreement, dated as of January 30, 2001 by and between Anvil and Anthony Corsano.

10.3 Employment Agreement, dated as of January 30, 2001, by and between Anvil and Jacob Hollander.

10.4 Employment Agreement, dated as of January 30, 2001 by and between Anvil and William H. Turner.

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

10.11 Amendment No. 1 dated as of December 27, 1997 to Stockholders Agreement by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other person who acquires common stock of Holdings after the date thereof and executes a joinder thereto.(3)

10.12 Management Agreement dated November 3, 1998 among Anvil, Holdings, and BRS. (5)

21    Subsidiaries of Holdings.

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


                                           ANVIL HOLDINGS, INC.


                                           By:      /s/ JACOB HOLLANDER
                                              ----------------------------------
                                                        Jacob Hollander
                                                 Vice President and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has be en signed by the following persons in the capacities and on the dates indicated:

         SIGNATURE                   CAPACITY                        DATE
         ---------                   --------                        ----

/s/ BERNARD GELLER             Chairman of the Board ,           APRIL 26, 2001
----------------------------   and Director
      Bernard Geller           (Principal Executive
                               And Financial Officer)


/s/ JACOB HOLLANDER            Vice President, Secretary         APRIL 26, 2001
----------------------------   and Director
     Jacob Hollander


/s/  PASQUALE BRANCHIZIO       Vice President of Finance         APRIL 26, 2001
----------------------------   (Principal Accounting Officer)
    Pasquale Branchizio


 /s/ BRUCE C. BRUCKMANN        Director                          APRIL 26, 2001
----------------------------
    Bruce C. Bruckmann


 /s/  STEPHEN F. EDWARDS       Director                          APRIL 26, 2001
----------------------------
    Stephen F. Edwards


 /s/  DAVID F. THOMAS          Director                          APRIL 26, 2001
----------------------------
    David F. Thomas


/s/  JOHN D. WEBER             Director                          APRIL 26, 2001
----------------------------
    John D. Weber

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

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----

Independent Auditors' Report ................................................F-2

Consolidated Balance Sheets at January 29, 2000 and February 3, 2001.........F-3

Consolidated Statements of Operations for the years ended January 30, 1999,
      January 29, 2000 and February 3, 2001..................................F-4

Consolidated Statements of Stockholders' Equity (Deficiency)  for the
    years ended January 30, 1999, January 29, 2000 and February 3, 2001......F-5

Consolidated Statements of Cash Flows for the years ended January 30, 1999,
     January 29, 2000 and February 3, 2001...................................F-6

Notes to Consolidated Financial Statements...................................F-8

Schedule II --Valuation and Qualifying Accounts..............................S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anvil Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Anvil Holdings, Inc. and subsidiaries of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended February 3, 2001, January 29, 2000 and January 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anvil Holdings, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of its operations and its cash flows for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
April 4, 2001

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                          JANUARY 29,  FEBRUARY 3,
                                                                             2000         2001
                                                                           ---------    ---------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ............................................   $   3,413    $   6,838
  Accounts receivable, less allowances for doubtful accounts of
    $1,211 and $1,121 ..................................................      29,779       27,610
  Inventories ..........................................................      39,906       55,858
  Prepaid and refundable income taxes ..................................         117         --
  Deferred income taxes-current portion ................................       2,003        2,255
  Prepaid expenses and other current assets ............................         987        1,021
                                                                           ---------    ---------
            Total current assets .......................................      76,205       93,582

PROPERTY, PLANT AND EQUIPMENT--Net .....................................      33,631       31,955

INTANGIBLE ASSETS--Net .................................................      23,571       23,970

OTHER ASSETS ...........................................................       3,701        3,817
                                                                           ---------    ---------
                                                                           $ 137,108    $ 153,324
                                                                           =========    =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable .....................................................   $   8,523    $  12,512
  Accrued expenses and other current liabilities .......................      15,849       16,678
  Current portion of term loan .........................................       2,345        2,345
  Revolving credit loan ................................................         584         --
  Income taxes payable .................................................         340          363
                                                                           ---------    ---------
                  Total current liabilities ............................      27,641       31,898
                                                                           ---------    ---------
 LONG-TERM PORTION OF TERM LOAN ........................................       7,621        5,276
                                                                           ---------    ---------
10-7/8% SENIOR NOTES ...................................................     127,225      127,615
                                                                           ---------    ---------
DEFERRED INCOME TAXES ..................................................       5,087        6,554
                                                                           ---------    ---------
OTHER LONG-TERM OBLIGATIONS ............................................       1,969        2,071
                                                                           ---------    ---------
REDEEMABLE PREFERRED STOCK
     (Liquidation value $42,664 and $48,486) ...........................      41,473       47,649
                                                                           ---------    ---------
STOCKHOLDERS' DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $41,139 and $46,643) ....................................           3            3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares ..................................          36           36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
    Additional paid-in capital .........................................      12,803       12,803
    Deficit ............................................................     (86,750)     (80,581)
                                                                           ---------    ---------
           Total stockholders' deficiency ..............................     (73,908)     (67,739)
                                                                           ---------    ---------
                                                                           $ 137,108    $ 153,324
                                                                           =========    =========

                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (In Thousands, Except Share Data)

                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                                                    FEBRUARY 3,
                                                         JANUARY 30,  JANUARY 29,      2001
                                                            1999         2000       (53 WEEKS)
                                                          ---------    ---------    ---------
NET SALES .............................................   $ 217,302    $ 198,930    $ 216,537
COST OF GOODS SOLD ....................................     179,092      146,931      153,805
                                                          ---------    ---------    ---------
       Gross profit ...................................      38,210       51,999       62,732
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ...........................................      24,626       22,692       23,939
AMORTIZATION OF INTANGIBLE ASSETS .....................         958          958        1,306
                                                          ---------    ---------    ---------
        Operating income ..............................      12,626       28,349       37,487
OTHER INCOME (EXPENSE):
    Interest expense ..................................     (17,279)     (15,793)     (14,903)
    Amortization of debt expense and other --net ......      (1,006)        (895)      (1,189)
                                                          ---------    ---------    ---------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION
    FOR INCOME TAXES AND EXTRAORDINARY ITEM ...........      (5,659)      11,661       21,395
(BENEFIT) PROVISION FOR INCOME TAXES ..................      (2,264)       5,213        9,050
                                                          ---------    ---------    ---------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM ...............      (3,395)       6,448       12,345
EXTRAORDINARY ITEM - Loss on extinguishment
    of  debt (net of tax benefit of  $417) ............        --           (627)        --
                                                          ---------    ---------    ---------
NET (LOSS) INCOME .....................................      (3,395)       5,821       12,345
  Less preferred stock  dividends .....................      (4,585)      (5,171)      (6,176)
  Less Common A preference ............................      (4,235)      (4,754)      (5,501)
                                                          ---------    ---------    ---------
  Net (loss) income attributable to common stockholders   $ (12,215)   $  (4,104)   $     668
                                                          =========    =========    =========

BASIC INCOME (LOSS) PER COMMON SHARE:
Class A Common Stock:
   Income before extraordinary item ...................   $   11.46    $   15.50    $   19.14
   Extraordinary item .................................        --          (0.16)        --
                                                          ---------    ---------    ---------
   Net income .........................................   $   11.46    $   15.34    $   19.14
                                                          =========    =========    =========
Class B Common Stock:
    Income (loss) before extraordinary item ...........   $   (3.15)   $   (0.90)      $0 .17
   Extraordinary item .................................        --          (0.16)        --
                                                          ---------    ---------    ---------
   Net (loss) .........................................   $   (3.15)   $   (1.06)      $0 .17
                                                          =========    =========    =========
Weighted average shares used in computation of
 basic income (loss) per share:
  Class A Common ......................................         290          290          290
                                                          =========    =========    =========
  Class B Common ......................................       3,590        3,590        3,590
                                                          =========    =========    =========

                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                                 (In Thousands)

                                               Common Stock                                   Retained
                                      ------------------------------       Additional         Earnings
                                      Class A     Class B    Class C     Paid-in Capital      (Deficit)          Total
                                      -------     -------    -------     ---------------      ---------          -----
Balance at February 1, 1998.........      $ 3       $ 36       --               $ 12,803      $ (79,097)      $ (66,255)
Preferred stock dividends...........                                                             (4,585)         (4,585)
Accretion of preferred stock........                                                               (162)           (162)
Net loss............................                                                             (3,395)         (3,395)
                                    ------------------------------------------------------------------------------------
Balance at January 30,1999..........        3         36       --                 12,803        (87,239)        (74,397)
Preferred stock dividends...........                                                             (5,171)         (5,171)
Accretion of preferred stock........                                                               (161)           (161)
Net income..........................                                                              5,821           5,821
                                    ------------------------------------------------------------------------------------
Balance at January 29,2000..........        3         36       --                 12,803        (86,750)        (73,908)
Preferred stock dividends...........                                                             (6,013)         (6,013)
Accretion of preferred stock........                                                               (163)           (163)
Net income..........................                                                             12,345          12,345
                                    ------------------------------------------------------------------------------------
Balance at February 3, 2001.........       $3        $36       --                $12,803       $(80,581)       $(67,739)
                                    ====================================================================================

                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 (In Thousands)

                                                                            FISCAL YEAR ENDED
                                                                   ----------------------------------
                                                                                           FEBRUARY 3,
                                                                   JANUARY 30, JANUARY 29,    2001
                                                                      1999        2000     (53 WEEKS)
                                                                    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...........................................   $ (3,395)   $  5,821    $ 12,345
    Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
    Depreciation and amortization of fixed assets ...............      6,263       6,420       6,547
    Amortization of other assets ................................      2,023       2,029       2,378
    Loss on extinguishment of debt ..............................       --           627        --
    Provision (recovery) of bad debts ...........................       (187)        576         (90)
    Deferred income taxes .......................................     (1,584)      3,984       1,215
 Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable .........................................     (2,599)     (1,184)      2,259
    Inventories .................................................        733       1,450     (15,952)
    Prepaid and refundable income taxes .........................      2,936       1,587         117
    Accounts payable ............................................     (4,805)      1,342       3,989
    Accrued expenses and other current liabilities ..............          3       1,483         829
    Income taxes payable ........................................       --           340          23
Other--net ......................................................     (1,121)       (994)       (730)
                                                                    --------    --------    --------

           Net cash provided (used) by operating activities .....     (1,733)     23,481      12,930
                                                                    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ........................     (5,633)     (3,402)     (6,165)
     Acquisition,  net of working capital effect ................       --          --        (1,705)
     Proceeds from sale of property and equipment ...............          4         887       1,294
                                                                    --------    --------    --------

           Net cash provided (used) by financing activities .....     (5,629)     (2,515)     (6,576)
                                                                    --------    --------    --------

                                   (Continued)


                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 (In Thousands)

                                                                      FISCAL YEAR ENDED
                                                             ----------------------------------
                                                                                     FEBRUARY 3,
                                                             JANUARY 30, JANUARY 29,    2001
                                                                1999        2000     (53 WEEKS)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under revolving credit agreements      9,800     (30,916)       (584)
  Proceeds of Term Loan ...................................       --        11,725        --
  Repayments of long-term debt ............................       --        (1,759)     (2,345)
                                                              --------    --------    --------
      Net cash (used in) provided by financing activities .      9,800     (20,950)     (2,929)
                                                              --------    --------    --------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ...................................      2,438          16       3,425

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR ......................................        959       3,397       3,413
                                                              --------    --------    --------

CASH AND CASH EQUIVALENTS,
   END OF YEAR ............................................   $  3,397    $  3,413    $  6,838
                                                              ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ..................................   $ 17,206    $ 16,184    $ 14,762
                                                              ========    ========    ========
  Net  (refunds) payments of income taxes .................   $ (2,198)   $ (1,115)   $  7,358
                                                              ========    ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
Redeemable Preferred Stock Issued in Lieu of Dividends ....   $  4,585    $  5,171    $  6,013
                                                              ========    ========    ========
Details of Acquisition:
  Fair Value of Net Assets Acquired .......................                           $    235
  Cash Paid ...............................................                             (1,940)
                                                                                      --------
                                                                                      $ (1,705)
                                                                                      ========

                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

As used herein, the "Company" refers to Anvil Holdings, Inc. ("Holdings"), including, in some instances, its wholly owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), and its other subsidiaries, as appropriate to the context. The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children, supplemented with caps, towels, robes and bags. The Company markets and distributes its products, under its brand names and private labels, primarily to wholesalers and screen printers, principally in the United States. The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

During February 2000, Anvil purchased certain assets of the TOWELSPLUS Division of Mid-America Wholesalers, Inc. for an aggregate amount of $1,940. Goodwill of $705 was recorded in connection with this acquisition and is being amortized over a period of 15 years. This business now operates as a division of Anvil and markets towels and robes manufactured by outside contractors for sale by Anvil through its distribution channels. The pro forma net sales and results of operations had this acquisition occurred at the beginning of fiscal 2000 are not significant, and, accordingly, are not presented.

2. RECAPITALIZATION AND REFINANCING

The Company's current capital structure is the result of a March 1997 recapitalization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") contributed $13,063 for the purchase of new common stock; (iii) 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture") and certain management investors reinvested a portion of their shares of capital stock of the Company in exchange for newly issued common stock; and (iv) 399 Venture exchanged a portion of its capital stock for Senior Exchangeable Preferred Stock and new common stock.

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000, 13% Senior Exchangeable Preferred Stock due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). The Senior Exchangeable Preferred Stock was recorded at $27,656 representing the proceeds of $30,000, less $390 allocated to the Class B common stock and $1,954 of expenses attributable to the Units offering. Additionally, on March 14, 1997, Anvil sold $130,000 of 10-7/8% Senior Notes due 2007 ("Senior Notes") in connection with the Recapitalization, repaid its borrowings under an existing credit agreement and entered into an Amended and Restated Credit Agreement (the "Credit Agreement") which was replaced in March

1999 (See Note 8 to Financial Statements).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION-- The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") Such financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of significant intercompany accounts and transactions.

FISCAL YEAR--The Company's operations are on a "52/53-week" fiscal year ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 contains 53 weeks.

USE OF ESTIMATES--The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INTANGIBLE ASSETS--Intangible assets of the Company consist of trademarks, goodwill and a covenant not to compete. Trademarks are being amortized over their estimated useful life of 17 years; goodwill is being amortized over the periods of expected benefit ranging from 10 to 35 years; and the covenant not to compete is being amortized over its three year term.

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

DEFERRED FINANCING FEES--Included in other assets are deferred financing fees (approximately $3,500 and $2,800 at January 29, 2000 and February 3, 2001, respectively) which are being amortized over the term of the applicable obligations.

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

RECLASSIFICATIONS--To facilitate comparison with the current fiscal year, certain reclassifications have been made to prior years' financial statements.

NEW ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognizes all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS No. 133 effective February 4, 2001. Adoption of SFAS No. 133 did not have significant impact on the Company's results of operations, equity or financial position, as it does not engage in derivative or hedging transactions.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying GAAP to revenue recognition in financial statements. The SAB, through its subsequent revised releases, SAB's No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of this SAB did not have a significant impact on the Company's consolidated financial position, liquidity or results of operations.

4. INVENTORIES

Inventories consist of the following:

                                                             JANUARY 29,  FEBRUARY 3,
                                                                2000         2001
                                                              --------     --------
         Finished goods ..................................    $ 22,026     $ 35,263
         Work-in-process .................................      11,777       12,620
         Raw materials and supplies ......................       6,103        7,975
                                                              --------     --------
                                                              $ 39,906     $ 55,858
                                                              ========     ========

5. PROPERTY, PLANT AND EQUIPMENT

Property plant and equipment consists of the following:

                                                             JANUARY 29,  FEBRUARY 3,
                                                                2000         2001
                                                              --------     --------
         Land ............................................    $    769     $    589
         Buildings and improvements ......................      14,297       13,012
         Machinery, equipment, furniture and fixtures ....      47,900       51,866
                                                              --------     --------
                                                                62,966       65,467
         Less accumulated depreciation and amortization ..     (29,335)     (33,512)
                                                              --------     --------
                                                              $ 33,631     $ 31,955
                                                              ========     ========

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                             JANUARY 29,  FEBRUARY 3,
                                                                2000         2001
                                                              --------     --------
         Trademarks--net of accumulated
            amortization of $1,430 and $1,716 ............    $  3,428     $  3,142
         Goodwill--net of accumulated
            amortization of $3,138 and $3,864 ............      20,143       20,122
         Covenant not to compete--net of accumulated
            amortization of $294 .........................        --            706
                                                              --------     --------
                                                              $ 23,571     $ 23,970
                                                              ========     ========

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                             JANUARY 29,  FEBRUARY 3,
                                                                2000         2001
                                                              --------     --------
         Accrued wages, fringe benefits and bonuses ......    $  6,079     $  6,753
         Accrued interest payable ........................       5,397        5,538
         Other ...........................................       4,373        4,387
                                                              --------     --------
                                                              $ 15,849     $ 16,678
                                                              ========     ========

8. CREDIT AGREEMENTS

LOAN AGREEMENT

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586, which commenced on July 1, 1999. Anvil also borrowed $19,566 under the Revolving Credit Facility. The Loan Agreement expires March 11, 2002, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guarantee amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At February 3, 2001 there were no amounts outstanding under the Revolving Credit Facility. The weighted average interest rate on borrowings under the Loan Agreement during the years ended January 29, 2000 and February 3, 2001 was 8.3% and 9.5%. Interest on the Term Loan borrowings at February 3, 2001 was payable at the rate of 9.5%

THE CREDIT AGREEMENT

In March 1997, Anvil entered into the Credit Agreement which provided a $55,000 revolving credit facility, scheduled to expire March 14, 2002. Effective March 11, 1999, all amounts due under the Credit Agreement were repaid from the proceeds of the Loan Agreement. The weighted average interest rate for borrowings under the Credit Agreement during each of the years ended January 30, 1999 and January 29, 2000 was approximately 7.88%.

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

10. EXTRAORDINARY ITEM

The Company recorded an extraordinary charge of $627 (net of taxes) during the year ended January 29, 2000, in connection with the Loan Agreement and concurrent repayment of the Credit Agreement. Such amount represents the write off of deferred financing fees and other costs related thereto.

11. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                      YEAR ENDED
                                          ----------------------------------
                                          JANUARY 30, JANUARY 29, FEBRUARY 3,
                                             1999        2000       2001
                                            -------     -------    -------
Current:
  Federal ..............................    $  (680)    $ 1,046    $ 7,135
  State and local ......................       --           183        700
                                            -------     -------    -------
      Total current (benefit) ..........       (680)      1,229      7,835
                                            -------     -------    -------
Deferred:
  Federal ..............................     (1,283)      3,228        659
  State and local ......................       (301)        756        547
                                            -------     -------    -------
      Total deferred (benefit) provision     (1,584)      3,984      1,215
                                            -------     -------    -------

Total tax (benefit) provision ..........    $(2,264)    $ 5,213    $ 9,050
                                            =======     =======    =======

A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                        YEAR ENDED
                                           -------------------------------------
                                           JANUARY 30,  JANUARY 29,  FEBRUARY 3,
                                              1999         2000         2001
                                              ----         ----         ----
Federal statutory tax rate ..............      35%          35%          35%
State and local taxes--net of
    Federal income tax benefit ..........       5            5            4
Foreign  losses with no tax benefit .....      --           --            2
Other ...................................      --           --            1
                                              ----         ----         ----
                                               40%          40%          42%
                                              ====         ====         ====

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

                                                             JANUARY 29,  FEBRUARY 3,
                                                                2000         2001
                                                              --------     --------
         Deferred tax assets relating to:
            Inventories ..................................    $    802     $  1,259
            Net operating loss carryforward ..............         950         --
            Reserves not currently deductible ............       1,442        1,172
            Tax credit carryforward ......................         190         --
                                                              --------     --------
                 Total deferred tax assets ...............       3,384        2,431
                                                              --------     --------
         Deferred tax liabilities relating to:
            Property, plant and equipment ................      (3,819)      (3,709)
            Goodwill and trademarks ......................      (2,320)      (2,558)
            Unremitted foreign earnings ..................        (329)        (463)
                                                              --------     --------
                  Total deferred tax liabilities .........      (6,468)      (6,730)
                                                              --------     --------

                  Net deferred tax (liability) ...........    $ (3,084)    $ (4,299)
                                                              ========     ========

12. INCOME (LOSS) PER SHARE

Net income (loss) per share as presented in the accompanying statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding. Following is the computation of the per share amounts as presented in the Statement of Operations:

                                                                            YEAR ENDED
                                                             ----------------------------------------
                                                             JANUARY 30,    JANUARY 29,    FEBRUARY 3,
                                                                1999           2000           2001
                                                             ----------     ----------     ----------
                                                                                           (53 weeks)
Net (loss) income attributable to common stockholders ...    $  (12,215)    $   (4,104)    $      668
                                                             ==========     ==========     ==========

Preference per Class A common share .....................    $    14.61     $    16.40     $    18.97
Net (loss) income per common share ......................         (3.15)         (1.06)          0.17
                                                             ----------     ----------     ----------
Net income per Class A common share .....................    $    11.46     $    15.34     $    19.14
                                                             ==========     ==========     ==========

Net (loss) per Class B common share .....................    $    (3.15)    $    (1.06)    $      .17
                                                             ==========     ==========     ==========

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Under an interest rate swap agreement aggregating $10,000 which expired June 8, 2000 and was not renewed, Anvil received interest at LIBOR, reset quarterly, and paid interest at the weighted average fixed rate of 7.3%. The fair value of interest rate swaps at January 29, 2000 was approximately $60 and reflects the estimated amount, obtained from dealer quotations, that the Company would have paid to terminate the contracts at such date.

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

14. EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company has a savings and investment plan under which eligible employees may contribute up to 16% of their compensation, subject to certain limitations. The Company matches 100% of pre-tax contributions up to the first 3% and 50% of the next 3%. During the years ended January 31, 1999, January 29, 2000 and February 3, 2001, the Company made contributions to the plan aggregating $1,022, $689 and $806, respectively.

15. CAPITAL STRUCTURE

The capital structure at January 29, 2000 and February 3, 2001 was as follows:

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

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 739,458 shares ($18,486 liquidation value) through the year ended February 3, 2001.

16. STOCK OPTION PLAN

During fiscal 1997, the Company adopted a stock option plan which authorizes the granting of options for approximately 5.0% of the outstanding Class B Common Stock on a fully diluted basis (the "Stock Option Plan"). The Stock Option Plan may be terminated by the Company at any time. The options under the Stock Option Plan may be granted to certain members of management and key employees and are subject to time and performance vesting provisions. The exercise price of such options is the fair market value of the Common Stock as of the date of grant. Options to purchase 90,000 shares were granted to certain officers and key employees on May 29, 1997 at an exercise price of $1 per share, the fair value at date of grant. During the years ended January 29, 2000 and February 3, 2001, options to purchase 20,000 shares and 10,000 shares, respectively (none of which were exercisable) expired. At February 3, 2001, 60,000 options (none of which are exercisable) were outstanding. The weighted average fair value of options granted in fiscal 1997 was $1.00. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.

The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the effect on the Company's results of operations would have been less than $10 in each of the years in the three year period ended February 3, 2001, which is immaterial to the financial statements.

17. COMMITMENTS AND CONTINGENCIES

LEASES--The Company is obligated under various leases for equipment, office space and distribution facilities which expire at various dates through 2005. Future minimum rental commitments under noncancelable operating leases, with terms in excess of one year, are as follows:

Fiscal Year Ending:
         2002 .....................................              $2,040
         2003 .....................................               1,509
         2004 .....................................                 817
         2005 .....................................                 514
         2006 .....................................                 166
                                                                 ------
              Total ...............................              $5,046
                                                                 ======

Rental expense for the years ended January 30, 1999 and January 29, 2000 and February 3, 2001 was $1,218, $1,143 and $1,834, respectively.

LITIGATION-- The Company is party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.

Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility. In 1990, Winston Mills, Inc., a subsidiary of McGregor Corporation ("McGregor"), entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning such contamination. Since that time, McGregor, through Culligan International Company ("Culligan"), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates range from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the acquisition of the Anvil business (the "Acquisition"). This indemnity is guaranteed by Culligan and by Astrum International Corp. (now known as Samsonite Corporation), an affiliate of McGregor, in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR. McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Samsonite have also guaranteed McGregor's obligations under these indemnities.

18. SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                        ANVIL KNITWEAR, INC.         COTTONTOPS, INC.
                                      -----------------------     ----------------------
                                      JANUARY 29,   FEBRUARY 3,   JANUARY 29,  FEBRUARY 3,
                                        2000          2001          2000         2001
                                      ---------     ---------     ---------    ---------
Current assets ...................    $  76,205     $  93,582     $   2,267    $   2,584
                                      =========     =========     =========    =========
Total assets .....................    $ 137,108     $ 153,324     $   2,467    $   2,751
                                      =========     =========     =========    =========

Current liabilities ..............    $  27,641     $  31,898     $     430    $     501
                                      =========     =========     =========    =========
Long-term liabilities ............    $ 141,902     $ 141,516          --           --
                                      =========     =========
Total liabilities ................    $ 169,543     $ 173,414     $     430    $     501
                                      =========     =========     =========    =========
Stockholders' equity  (deficiency)    $ (32,435)    $ (20,090)    $   2,037    $   2,250
                                      =========     =========     =========    =========

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                    ANVIL KNITWEAR, INC.                       COTTONTOPS, INC.
                                        YEAR ENDED                               YEAR ENDED
                           ------------------------------------    ------------------------------------
                           JANUARY 30,   JANUARY 29,  FEBRUARY 3,  JANUARY 30,  JANUARY 29,   FEBRUARY 3,
                             1999          2000         2001         1999         2000          2001
                           ---------     ---------    ---------    ---------    ---------     ---------
                                                      (53 weeks)                              (53 Weeks)
Net sales .............    $ 217,302     $ 198,930    $ 216,537    $   3,583    $   4,133     $   6,815
                           =========     =========    =========    =========    =========     =========
Operating income (loss)    $  12,626     $  28,349    $  37,487    $      85    $    (934)    $      42
                           =========     =========    =========    =========    =========     =========
Interest expense ......    $  17,279     $  15,793    $  14.903
                           =========     =========    =========
Net income (loss) .....    $  (3,395)    $   5,821    $  12,345    $      62    $    (545)    $      42
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

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      FISCAL 1999                                 FISCAL 2000 (53 WEEKS)
                                    -----------------------------------------------    --------------------------------------------
                                                        QUARTER                                           QUARTER
                                    -----------------------------------------------    --------------------------------------------
                                     FIRST        SECOND       THIRD        FOURTH      FIRST       SECOND      THIRD       FOURTH
                                    --------     --------     --------     --------    --------    --------    --------    --------
Net sales ......................    $ 52,411     $ 51,770     $ 42,856     $ 51,893    $ 59,124    $ 56,840    $ 49,724    $ 50,849
Gross profit ...................      11,078       12,921       12,326       15,674      17,180      16,588      15,217      13,747
Operating profit (loss) ........       4,760        7,303        6,234       10,052      10,597      10,727       8,675       7,488
Income (loss) before extra-
  ordinary item ................         133        1,836        1,252        3,227       3,884       4,028       2,877       1,556
Net income (loss) ..............        (494)       1,836        1,252        3,227       3,884       4,028       2,877       1,556

Basic Income (loss) per share:
Class A Common Stock:
     Income (loss) before extra-
       ordinary item ...........    $   3.40     $   3.87     $   3.82     $   4.41    $   4.73    $   4.86    $   4.70    $   4.85
                                    ========     ========     ========     ========    ========    ========    ========    ========
      Net income ...............    $   3.24     $   3.87     $   3.82     $   4.41    $   4.73    $   4.86    $   4.70    $   4.85
                                    ========     ========     ========     ========    ========    ========    ========    ========
Class B Common Stock:
     Income (loss) before extra-
       ordinary item ...........    $   (.59)    $  (0.15)    $  (0.32)    $   0.16    $   0.30    $   0.32    $   (0.1)   $  (0.44)
                                    ========     ========     ========     ========    ========    ========    ========    ========
     Net income (loss) .........    $   (.75)    $  (0.15)    $  (0.32)    $   0.16    $   0.30    $   0.32    $   (0.1)   $  (0.44)
                                    ========     ========     ========     ========    ========    ========    ========    ========

                                   SCHEDULE II

                      ANVIL HOLDINGS, INC. AND SUSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at     Charged to    Charged to                 Balance at
                                         Beginning      costs and       other                     end of
                 Description              of Year       Expenses      Accounts    Deductions(a)    Year
                 -----------              -------       --------      --------    -------------    ----
Year ended January 30, 1999
  Allowance for doubtful accounts......   $  822         $  498                      $  685       $  635
                                          ======         ======                      ======       ======

Year ended January 29, 2000
  Allowance for doubtful accounts......    $ 635         $  568                      $  (8)       $1,211
                                           =====         ======                      ======       ======

Year ended February 3, 2001
  Allowance for doubtful accounts......   $1,211         $    3                      $ (93)       $1,121
                                          ======         ======                      ======       ======

----------
(a) Accounts written off or collected - net