Form 10-Q
period 2001-05-05
ANVIL HOLDINGS INC
filed 2001-06-14
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                   For the Quarterly Period Ended May 5, 2001

                        Commission File Number 333-26999

                              ANVIL HOLDINGS, INC.
             ------------------------------------------------------
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

                              Yes /X/    No / /

At June 14, 2001, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of May 5, 2001 (Unaudited)
            and February 3, 2001....................................        3

            Unaudited Consolidated Statements of Operations for the
            Fiscal Quarters Ended May 5, 2001 and April 29, 2000....        4

            Unaudited Consolidated Statements of Cash Flows for the
            Fiscal Quarters Ended May 5, 2001 and April 29, 2000....        5

            Unaudited Notes to Consolidated Financial Statements....        6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS........        8

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK..........................................       13


PART II.  OTHER INFORMATION

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............       13

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................       13

SIGNATURES..........................................................       14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                       MAY 5,       FEBRUARY 3,
                                                                                        2001           2001*
                                                                                     ---------      -----------
                                   ASSETS                                           (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents ....................................................     $   2,940      $   6,838
  Accounts receivable, less allowances for doubtful accounts of
    $1,124 and $1,121 ..........................................................        34,090         27,610
  Inventories ..................................................................        58,859         55,858
  Deferred income taxes-current portion ........................................         2,255          2,255
  Prepaid expenses and other current assets ....................................         1,260          1,021
                                                                                     ---------      ---------
            Total current assets ...............................................        99,404         93,582

PROPERTY, PLANT AND EQUIPMENT--Net .............................................        31,965         31,955

INTANGIBLE ASSETS--Net .........................................................        23,621         23,970

OTHER ASSETS ...................................................................         3,112          3,817
                                                                                     ---------      ---------
                                                                                     $ 158,102      $ 153,324
                                                                                     =========      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable .............................................................     $   7,415      $  12,512
  Accrued expenses and other current liabilities ...............................        12,616         16,678
  Current portion of term loan .................................................         7,035          2,345
  Revolving credit loan ........................................................        11,459             --
  Income taxes payable .........................................................         1,274            363
                                                                                     ---------      ---------
                  Total current liabilities ....................................        39,799         31,898
                                                                                     ---------      ---------
 LONG-TERM PORTION OF TERM LOAN ................................................            --          5,276
                                                                                     ---------      ---------
10-7/8% SENIOR NOTES ...........................................................       127,713        127,615
                                                                                     ---------      ---------
DEFERRED INCOME TAXES ..........................................................         6,554          6,554
                                                                                     ---------      ---------
OTHER LONG-TERM OBLIGATIONS ....................................................         2,130          2,071
                                                                                     ---------      ---------
REDEEMABLE PREFERRED STOCK
     (Liquidation value $50,062 and $48,486) ...................................        49,185         47,649
                                                                                     ---------      ---------
STOCKHOLDERS'  DEFICIENCY:
  Common stock:
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $48,007 and $46,643) ............................................             3              3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares ..........................................            36             36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
   Additional paid-in capital ..................................................        12,803         12,803
   Deficit .....................................................................       (80,121)       (80,581)
                                                                                     ---------      ---------
           Total stockholders' deficiency ......................................       (67,279)       (67,739)
                                                                                     ---------      ---------
                                                                                     $ 158,102      $ 153,324
                                                                                     =========      =========

*Derived from audited financial statements.

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                                          FISCAL QUARTER ENDED
                                                                         ----------------------
                                                                          MAY 5,       APRIL 29,
                                                                           2001          2000
                                                                         --------      ---------
                                                                               (Unaudited)

         NET SALES .................................................     $ 57,760      $ 59,124
         COST OF GOODS SOLD ........................................       43,303        41,944
                                                                         --------      --------
         GROSS PROFIT ..............................................       14,457        17,180

         SELLING, GENERAL AND ADMINISTRATIVE
            EXPENSES ...............................................        6,555         6,293
         AMORTIZATION OF INTANGIBLE ASSETS .........................          349           290
                                                                         --------      --------
         OPERATING INCOME ..........................................        7,553        10,597
         OTHER EXPENSE:
             Interest expense ......................................       (3,806)       (3,824)
             Amortization of debt expense and other--net ...........         (203)         (300)
                                                                         --------      --------
         INCOME BEFORE PROVISION FOR INCOME TAXES ..................        3,544         6,473
         PROVISION FOR INCOME TAXES ................................        1,548         2,589
                                                                         --------      --------
         NET INCOME ................................................        1,996         3,884
         Less: Preferred Stock dividends and accretion .............       (1,536)       (1,441)
               Common A preference .................................       (1,364)       (1,284)
                                                                         --------      --------
         NET (LOSS) INCOME ATTRIBUTABLE TO
             COMMON STOCKHOLDERS ...................................     $   (904)     $  1,159
                                                                         ========      ========

         BASIC NET INCOME (LOSS) PER COMMON SHARE:

         Class A Common Stock ......................................     $   4.47      $   4.73
                                                                         ========      ========

         Class B Common Stock ......................................     $  (0.23)     $   0.30
                                                                         ========      ========

         Weighted average shares used in computation of basic income
           (loss) per share:
           Class A Common Stock ....................................          290           290
                                                                         ========      ========
           Class B Common Stock ....................................        3,590         3,590
                                                                         ========      ========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                        (In Thousands, Except Share Data)


                                                                      FISCAL QUARTER ENDED
                                                                     ----------------------
                                                                      MAY 5,       APRIL 29,
                                                                       2001          2000
                                                                     --------      ---------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................     $  1,996      $  3,884
    Adjustments to reconcile net income to net
       cash (used) provided by operating activities:
    Depreciation and amortization of fixed assets ..............        1,659         1,709
    Amortization of other assets ...............................          626           567
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable ........................................       (6,783)       (1.901)
    Inventories ................................................       (3,001)         (131)
    Prepaid and refundable income taxes ........................           --            77
    Accounts payable ...........................................       (5,097)          578
    Accrued expenses & other liabilities .......................       (4,004)       (3,646)
    Income taxes payable .......................................          911         2,500
    Other--net .................................................          590          (164)
                                                                     --------      --------
           Net cash (used) provided by operating activities ....      (13,103)        3,473
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition,  net of working capital effect ................           --        (1,705)
    Purchases of property and equipment ........................       (1,918)         (885)
    Proceeds from disposals of property and equipment ..........          250            21
                                                                     --------      --------
          Net cash used by investing activities ................       (1,668)       (2,569)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayments) of Term Loan .................................         (586)         (586)
     Borrowings under revolving credit agreements ..............       11,459            36
                                                                     --------      --------
           Net cash provided (used) by financing activities ....       10,873          (550)
                                                                     --------      --------

(DECREASE) INCREASE IN CASH ....................................       (3,898)          354
CASH, BEGINNING OF PERIOD ......................................        6,838         3,413
                                                                     --------      --------
CASH, END OF PERIOD ............................................     $  2,940      $  3,767
                                                                     ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest .......................................     $  7,345      $  7,434
                                                                     ========      ========
  Cash paid  (received) for income taxes .......................     $    637      $     12
                                                                     ========      ========

  Non-cash investing and financing activities -
    Redeemable preferred stock issued in lieu of dividends .....     $  1,495      $  1,400
                                                                     ========      ========

  Details of Acquisition:
     Fair value of net assets acquired .........................                   $    235
     Cash paid .................................................                     (1,940)
                                                                                   --------
     Net cash paid .............................................                   $ (1,705)
                                                                                   ========

                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES            FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)


NOTE 1 - GENERAL

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended May 5, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002, or any other period. The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended February 3, 2001. To facilitate comparison with the current fiscal year, certain reclassifications have been made to the prior year's financial statements.

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

NOTE 2 - CREDIT AGREEMENTS, ETC.

Anvil's Loan and Security Agreement (the "Loan Agreement") provides for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement, by its terms, expires March 11, 2002, unless extended. The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586 through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At May 5, 2001, there was $11,459 outstanding under the Revolving Credit Facility bearing interest at approximately 8.0% annually.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 802,490 shares ($20,062 liquidation value) through May 5, 2001.

NOTE 3 - INVENTORIES

Inventories at May 5, 2001 and February 3, 2001 consisted of the following:


                                         May 5, 2001    February 3, 2001
                                         -----------    ----------------

                Finished goods               $37,728        $35,263
                Work-in-process                8,399         12,620
                Raw materials & supplies      12,732          7,975
                                             -------        -------
                                             $58,859        $55,858
                                             =======        =======

NOTE 4 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.


                                        ANVIL KNITWEAR, INC.            COTTONTOPS, INC.
                                      ------------------------      -----------------------
                                        MAY 5,       FEBRUARY 3,      MAY 5,     FEBRUARY 3,
                                         2001           2001          2001          2001
                                         ----           ----          ----          ----

Current assets ..................     $  99,404      $  93,582      $   2,309     $   2,584
                                      =========      =========      =========     =========
Total assets ....................     $ 158,102      $ 153,324      $   2,457     $   2,751
                                      =========      =========      =========     =========

Current liabilities .............     $  39,799      $  31,898      $     339     $     501
                                      =========      =========      =========     =========
Long-term liabilities ...........     $ 136,397      $ 141,516             --            --
                                      =========      =========      =========     =========
Total liabilities ...............     $ 176,196      $ 173,414      $     339     $     501
                                      =========      =========      =========     =========
Stockholder's (deficiency) equity     $ (18,094)     $ (20,090)     $   2,118     $   2,250
                                      =========      =========      =========     =========

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:


                      ANVIL KNITWEAR, INC.      COTTONTOPS, INC.
                     ----------------------  ----------------------
                         QUARTER ENDED           QUARTER ENDED
                     ----------------------  ----------------------
                       MAY 5,    APRIL 29,     MAY 5,     APRIL 29,
                       2001        2000         2001        2000
                       ----        ----         ----        ----

Net sales ......     $57,760     $59,124     $ 1,696     $ 1,782
Operating income       7,553      10,597          54         100
Interest expense       3,806       3,824          --          --
Net income .....       1,996       3,884          35          67


Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed Anvil's 10-7/8% Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holding's only direct subsidiary. In addition to Cottontops, Anvil has five other non-guarantor direct subsidiaries: A.K.H., S.A, Star, S.A., and Estrella Mfg. Ltda., organized in Honduras; Livna, Limitada, organized in El Salvador; and CDC GmbH, organized in Germany. Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

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

The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders for quantities ranging from 30 days' to a one year's supply, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, the Company has been successful in mitigating the impact of fluctuating yarn prices. Yarn prices have declined significantly over the last few years, and are currently slightly higher than the same period last year. Management is continually reviewing and adjusting the Company's purchase commitments to take maximum advantage of prevailing prices.

QUARTER ENDED MAY 5, 2001 COMPARED TO QUARTER ENDED APRIL 29, 2000

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.


                                                                FISCAL QUARTER ENDED
                                                             --------------------------
                                                             MAY 5,           APRIL 29,
                                                              2001              2000
                                                              ----              ----
        STATEMENT  OF OPERATIONS DATA:
            Net sales.....................................    100.0%            100.0%
            Cost of goods sold............................     75.0              70.9
            Gross profit..................................     25.0              29.1
            Selling, general and administrative expenses..     11.3              10.6
            Interest expense..............................      6.6               6.5

         OTHER DATA:
            EBITDA (1)....................................  $9.6 million    $12.6 million
                    Percentage of net sales...............     16.6%             21.3%


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

NET SALES for the quarter ended May 5, 2001 amounted to $57.7 million, as compared to $59.1 million for the first quarter of the prior year. The decrease of $1.4 million (2.3%) was the result of a decline in the average selling price of approximately 13%, partially offset by an increase of nearly 12% in total units sold.

GROSS PROFIT for the quarter ended May 5, 2001 decreased approximately $2.7 million (15.9%). The decline was the result of the aforementioned reduced sales and a decrease in gross margin from 29.1% in the prior year's quarter to 25.0% in the current quarter. While the Company continues to benefit from reduced costs by shifting manufacturing functions offshore, the gains realized from these moves were more than offset by lower selling prices for basic T-shirts. In addition, the product mix of goods sold in the current quarter included a lower percentage of goods having traditionally higher gross margins. Increasing energy prices have also begun to have an adverse affect on production costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended May 5, 2001 increased by $0.3 million (4.2%) to $6.6 million from $6.3 million for the prior year's quarter. The increase is primarily the result of higher advertising expenditures, and increased distribution expense caused by greater units shipped and increasing utility costs at the Company's distribution center.

INTEREST EXPENSE was approximately the same in both quarters. While interest rates have declined slightly, the Company had higher borrowings on its line of credit in the current quarter as compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $6.2 million in the year ended February 3, 2001 and $3.4 million in the year ended January 29, 2000. Historically, the Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software. Management estimates that capital expenditures in the next three fiscal years will aggregate approximately $55 million, including expenditures relating to new offshore manufacturing operations and expansion of the Company's distribution facility, as well as routine capital expenditures in the ordinary course of business.

The Company's principal working capital requirements are financing accounts receivable and inventories. At May 5, 2001 the Company had net working capital of approximately $59.6 million, including $2.9 million in cash and cash equivalents, $34.1 million of accounts receivable, $58.9 million of inventories, $3.5 million of other current assets, $18.5 million in borrowings under the Loan Agreement; and $21.3 million in accounts payable and other current liabilities.

Anvil's Loan and Security Agreement (the "Loan Agreement") provides for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement, by its terms, expires March 11, 2002, unless extended. The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At May 5, 2001 there was $11.5 million outstanding under the Revolving Credit Facility, bearing interest at 8.0% annually.

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

The management initiatives already implemented have had a favorable effect on the Company's results of operations, and management believes that its plans to implement other efficiency-oriented strategies will enable it to maintain profitability and meet competition.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      See Note 2 to Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

            None.

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






Dated: June 14, 2001