Form 10-Q
period 2001-08-04
ANVIL HOLDINGS INC
filed 2001-09-13
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended August 4, 2001

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

At September 12, 2001, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS






                                                                            PAGE

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of August 4, 2001 (Unaudited)
             and February 3, 2001..............................................3

             Unaudited Consolidated Statements of Operations for the
             Six Months and Quarters Ended August 4, 2001 and
             July 29, 2000.....................................................4

             Unaudited Consolidated Statements of Cash Flows for the
             Six Months Ended August 4, 2001 and July 29, 2000.................5

             Unaudited Notes to Consolidated Financial Statements..............6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................8

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK......................................................13


PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS................................................14

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................14

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................14

SIGNATURES....................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                          AUGUST 4,         FEBRUARY 3,
                                                                            2001               2001*
                                                                            ----               -----
                           ASSETS                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents............................................. $  12,941          $  6,838
  Accounts receivable, less allowances for doubtful accounts of
    $1,128 and $1,121...................................................    24,098            27,610
  Inventories...........................................................    48,876            55,858
  Prepaid and refundable income taxes...................................       393              -
  Deferred income taxes-current portion.................................     2,255             2,255
  Prepaid expenses and other current assets.............................     1,795             1,021
                                                                          --------         ---------
            Total current assets........................................    90,358            93,582

PROPERTY, PLANT AND EQUIPMENT--Net......................................    32,276            31,955

INTANGIBLE ASSETS--Net .................................................    23,300            23,970

OTHER ASSETS............................................................     2,933             3,817
                                                                         ---------         ---------
                                                                          $148,867          $153,324
                                                                          ========          ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable...................................................... $   6,592          $ 12,512
  Accrued expenses and other current liabilities........................    16,113            16,678
  Current portion of term loan..........................................     6,449             2,345
  Income taxes payable..................................................       -                 363
                                                                         ---------           -------
                  Total current liabilities.............................    29,154            31,898
                                                                            ------           -------
LONG-TERM PORTION OF TERM LOAN..........................................       -               5,276
                                                                          --------           -------
10-7/8% SENIOR NOTES....................................................   127,810           127,615
                                                                           -------           -------
DEFERRED INCOME TAXES...................................................     6,554             6,554
                                                                             -----             -----
OTHER LONG-TERM OBLIGATIONS.............................................     2,129             2,071
                                                                             -----             -----
REDEEMABLE PREFERRED STOCK
     (Liquidation value $51,689 and $48,486)............................    50,860            47,649
                                                                            ------            ------
STOCKHOLDERS'  DEFICIENCY:
  Common stock:
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $49,497 and $46,643).....................................         3                 3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares...................................        36                36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
   Additional paid-in capital...........................................    12,803            12,803
   Deficit..............................................................   (80,482)          (80,581)
                                                                           --------          --------
           Total stockholders' deficiency...............................   (67,640)          (67,739)
                                                                        -----------          --------
                                                                         $ 148,867          $153,324
                                                                         ==========         ========

---------
*Derived from audited financial statements.

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                                 FISCAL QUARTER ENDED         FISCAL SIX MONTHS ENDED
                                                                 --------------------         -----------------------
                                                                 AUGUST 4,    JULY 29,        AUGUST 4,    JULY 29,
                                                                   2001         2000            2001         2000
                                                                   ----         ----            ----         ----
                                                                                    (Unaudited)


         NET SALES..............................................  $53,050     $56,840        $110,810      $115,964
         COST OF GOODS SOLD.....................................   40,966      40,252          84,269        82,196
                                                                   ------     -------       ---------      --------
         GROSS PROFIT...........................................   12,084      16,588          26,541        33,768

         SELLING, GENERAL AND ADMINISTRATIVE
            EXPENSES............................................    5,675       5,533          12,230        11,826
         AMORTIZATION OF INTANGIBLE ASSETS......................      321         328             670           618
                                                                   ------      ------          ------         -----
         OPERATING INCOME.......................................    6,088      10,727          13,641        21,324

         OTHER EXPENSES:
             Interest expense...................................   (3,722)     (3,760)         (7,528)       (7,584)
             Amortization of debt expense and other--net........     (166)       (254)           (369)         (554)
                                                                   -------   --------         --------       -------

         INCOME BEFORE PROVISION FOR INCOME
             TAXES..............................................    2,200       6,713           5,744        13,186

         PROVISION FOR INCOME TAXES.............................      886       2,685           2,434         5,274
                                                                   ------       -----           -----         -----
         NET INCOME.............................................    1,314       4,028           3,310         7,912
         Less:   Preferred Stock dividends and accretion........   (1,675)     (1,480)         (3,211)       (2,921)
                 Common A preference ...........................   (1,490)     (1,317)         (2,854)       (2,601)
                                                                   -------     -------         -------       -------
         NET (LOSS) INCOME  ATTRIBUTABLE TO
             COMMON STOCKHOLDERS................................  $(1,851)     $1,231         $(2,755)       $2,390
                                                                  ========     ======         ========       ======

         BASIC NET INCOME (LOSS) PER COMMON SHARE:

         Class A Common Stock...................................  $  4.66      $ 4.86         $  9.13        $ 9.58
                                                                  =======      ======          ======        ======

         Class B Common Stock...................................  $ (0.48)     $ 0.32         $ (0.71)       $ 0.62
                                                                  ========     ======         ========       ======

         Weighted average shares used in computation of basic
           net income (loss) per share:
           Class A Common.......................................      290         290             290           290
                                                                      ===         ===             ===           ===
           Class B Common.......................................    3,590       3,590           3,590         3,590
                                                                    =====       =====           =====         =====

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                        (In Thousands, Except Share Data)

                                                                         FISCAL SIX MONTHS ENDED
                                                                        -------------------------
                                                                        AUGUST 4,        JULY 29,
                                                                          2001             2000
                                                                          ----             ----
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..................................................          $3,310          $7,912
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets...............           3,281           3,346
    Amortization of other assets................................           1,207           1,155
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable.........................................           3,209             802
    Inventories.................................................           6,982             907
    Prepaid and refundable income taxes.........................            (393)             78
    Accounts payable............................................          (5,920)         (1,151)
    Accrued expenses & other liabilities........................            (565)            522
    Income taxes payable........................................            (363)          1,499
    Other--net..................................................             129            (400)
                                                                       ---------        --------
           Net cash provided by operating activities............          10,877          14,670
                                                                       ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition, net of working capital effect..................            -             (1,705)
    Purchases of property and equipment.........................          (3,856)         (2,200)
    Proceeds from sale of property and equipment................             254           1,255
                                                                       ----------       ---------
           Net cash (used) by investing activities..............          (3,602)         (2,650)
                                                                       ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayments) of term loan...................................          (1,172)         (1,172)
    (Repayments) under revolving credit agreements..............            -               (584)
                                                                       ----------       ---------
           Net cash (used) by financing activities..............          (1,172)         (1,756)
                                                                       ----------       ---------

INCREASE IN CASH................................................           6,103          10,264
CASH, BEGINNING OF PERIOD.......................................           6,838           3,413
                                                                       ---------        --------
CASH, END OF PERIOD.............................................       $  12,941        $ 13,677
                                                                       =========        ========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest......................................       $   7,537        $  7,629
                                                                       =========        ========
    Cash paid for income taxes..................................       $   3,190        $  3,698
                                                                       =========        ========
    Non-cash investing and financing activities -
      Redeemable preferred stock issued in lieu of dividends....       $   3,129        $  2,839
                                                                       =========        ========

Details of Acquisition:
     Fair value of net assets acquired..........................                        $    235
     Cash paid..................................................                          (1,940)
                                                                                         -------
     Net cash paid..............................................                        $ (1,705)
                                                                                        ========


                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES            FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 -GENERAL

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended August 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002, or any other period. The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended February 3, 2001. To facilitate comparison with the current fiscal year, certain reclassifications have been made to the prior year's financial statements.

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

NOTE 2   CREDIT AGREEMENTS, ETC.

Anvil's Loan and Security Agreement (the "Loan Agreement") provides for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement, by its terms, expires March 11, 2002, unless extended. The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586 through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops,

Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At August 4, 2001, there were no amounts outstanding under the Revolving Credit Facility.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 867,571shares ($21,689 liquidation value) through August 4, 2001.


NOTE  3  -  INVENTORIES

Inventories at August 4, 2001 and February 3, 2001 consisted of the following:

                                          AUGUST 4, 2001        FEBRUARY 3, 2001
                                          --------------        ----------------

          Finished goods                     $35,378                $35,263
          Work-in-process                      5,770                 12,620
          Raw materials & supplies             7,728                  7,975
                                               -----                  -----
                                             $48,876                $55,858
                                             =======                =======


NOTE 4 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.


                                     ANVIL KNITWEAR, INC.     COTTONTOPS, INC.
                                    ---------------------- ---------------------
                                     AUGUST 4, FEBRUARY 3, AUGUST 4, FEBRUARY 3,
                                       2001       2001       2001       2001
                                       ----       ----       ----       ----

 Current assets.................... $  90,358   $  93,582   $ 1,787   $  2,584
                                    =========   =========   =======   ========
 Total assets...................... $ 148,867   $ 153,324   $ 1,926   $  2,751
                                       ======   =========   =======   ========
 Current liabilities............... $  29,154   $  31,898   $   223   $    501
                                       ======   =========   =======   ========
 Long-term liabilities............. $ 136,493   $ 141,516        -          -
                                       ======   =========   =======   ========
 Total liabilities................. $ 165,647   $ 173,414   $   223   $    501
                                       ======   =========   =======   ========
 Stockholder's (deficiency) equity. $ (16,780)  $ (20,090)  $ 1,703   $  2,250
                                    ========== ==========   =======   ========

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:


                                     ANVIL KNITWEAR, INC.                      COTTONTOPS, INC.
                           -------------------------------------      ---------------------------------
                              QUARTER ENDED    SIX MONTHS ENDED       QUARTER ENDED    SIX MONTHS ENDED
                           ----------------- --------------------     --------------   ----------------
                           AUG 4,   JULY 29,   AUG 4,  JULY 29,       AUG 4,  JULY 29  AUG 4,  JULY 29,
                             2001     2000      2001     2000          2001    2000     2001     2000
                             ----     ----      ----     ----          ----    ----     ----     ----

Net sales...............   $53,050  $56,840  $110,810   $115,964      $2,124  $1,915   $3,820   $3,697
Operating income .......   $ 6,088  $10,727  $ 13,641   $ 21,324      $  179  $    6   $  233   $  106
Interest expense........   $ 3,722  $ 3,760  $  7,528   $  7,584           -       -        -        -
Net income..............   $ 1,314  $ 4,028  $  3,310   $  7,912      $  117  $    7   $  152   $   74


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

The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders as appropriate, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, Management has been successful in mitigating the impact of fluctuating yarn prices and is continually reviewing and adjusting the Company's purchase commitments to take maximum advantage of price changes. Current prices for yarn are considerably lower than they have been in recent fiscal periods, and the Company expects to realize a favorable impact of such prices in future fiscal quarters.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.


                                                             FISCAL QUARTER ENDED      FISCAL SIX MONTHS ENDED
                                                             --------------------      ------------------------
                                                            AUGUST 4,    JULY 29,        AUGUST 4,   JULY 29,
                                                              2001         2000            2001        2000
                                                              ----         ----            ----        ----

        STATEMENT  OF OPERATIONS DATA:
            Net sales.....................................    100.0%         100.0%        100.0%      100.0%
            Cost of goods sold............................     77.2           70.8          76.0        70.9
            Gross profit..................................     22.8           29.2          24.0        29.1
            Selling, general and administrative expenses..     10.7            9.7          11.0        10.2
            Interest expense..............................      7.1            6.6           6.8         6.5
         OTHER DATA:
            EBITDA (1)....................................  $8.0 million $12.7 million  $17.6 million   $25.3 million
                    Percentage of net sales...............     15.1%          22.3%         15.9%       21.8%

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

QUARTER ENDED AUGUST 4, 2001 COMPARED TO QUARTER ENDED JULY 29, 2000

NET SALES for the quarter ended August 4, 2001 amounted to $53.1 million, as compared to $56.8 million for the second quarter of the prior year. While total units sold increased approximately 5%, the decrease of $3.7 million (6.7%) in revenues was the result of a decline in the average selling price of approximately 11%.

GROSS PROFIT for the quarter ended August 4, 2001 decreased approximately $4.5 million (27.2%). The decline was the result of the aforementioned reduced sales and a decrease in gross margin from 29.2% in the prior year's quarter to 22.8% in the current quarter. While the Company continues to benefit from reduced costs by shifting manufacturing functions offshore, the gains realized from these moves were more than offset by continuing, industry-wide lower selling prices for basic T-shirts. The product mix of goods sold in the current quarter included a lower percentage of goods having traditionally higher gross margins. Increasing energy prices which began during the first fiscal quarter continue to adversely affect production costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the quarter ended August 4, 2001 increased only slightly, but as a percentage of sales were 10.7% in the current quarter compared to 9.8% for the same period in the prior year. The Company has increased its co-operative advertising expenditures in an effort to improve its market share.

INTEREST EXPENSE was slightly lower in the current quarter compared to the same period of the prior year. Interest rates have declined slightly, and the Company was able to reduce its borrowings under its line of credit to zero at the end of its current quarter.

SIX MONTHS ENDED AUGUST 4, 2001 COMPARED TO SIX MONTHS ENDED JULY 29, 2000

NET SALES for the six months ended August 4, 2001 amounted to $110.8 million, as compared to $116.0 million for the first half of the prior fiscal year. While total units sold increased approximately 8.5%, the decrease of $5.2 million (4.4%) in revenues was the result of the aforementioned decline in average selling prices, which for the first half of the fiscal year are approximately 12% less than the same period in the prior year.

GROSS PROFIT for the six months ended August 4, 2001 decreased approximately $7.2 million (21.4%). For the reasons stated above, gross margins on a year to date basis have declined from 29.1% in the prior year's six months to 24.0% in the current six months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the six months ended August 4, 2001 reflect an increase of $0.4 million (3.4%). The increase is primarily the result of higher advertising expenditures ($0.3 million), and increased distribution expense ($0.1 million) caused by greater units shipped and increasing utility costs at the Company's distribution center.

INTEREST EXPENSE was slightly lower in the current six months compared to the same period of the prior year. Interest rates have declined slightly, and the Company was able to reduce its borrowings under its line of credit to zero at the end of the current six month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $6.2 million in the year ended February 3, 2001 and $3.4 million in the year ended January 29, 2000. Historically, the Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software. Management's long range plans currently include expansion of offshore manufacturing operations depending upon future market and general economic conditions and the viability of alternatives being explored.

The Company's principal working capital requirements are financing accounts receivable and inventories. At August 4, 2001 the Company had net working capital of approximately $61.2 million, including $12.9 million in cash and cash equivalents, $24.1 million of accounts receivable, $48.9 million of inventories, $4.4 million of other current assets, $6.5 million in borrowings under the Loan Agreement; and $22.6 million in accounts payable and other current liabilities.

Anvil's Loan and Security Agreement (the "Loan Agreement") provides for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement, by its terms, expires March 11, 2002, unless extended. The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the

Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At August 4, 2001 there were no amounts outstanding under the Revolving Credit Facility.

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

The Company believes that, based upon current and anticipated levels of operations, funds generated from operations, together with other available sources of liquidity, including borrowings under the Loan Agreement, will be sufficient over the next twelve months for the Company to fund its normal working capital requirements and satisfy its debt service requirements. While no definitive arrangements have been made, management of the Company is confident that, if required, it will be able to secure, on a timely basis and on favorable terms, adequate financing for whatever alternatives it determines to pursue.

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


FORWARD-LOOKING INFORMATION

Although the Company has been experiencing the adverse effects of an industry-wide decline in selling prices, management has been able to partially offset the effect of these pricing pressures by continuing to improve and modernize its manufacturing processes in order to reduce production costs and moving virtually all of its cutting and sewing operations offshore.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Relating to workforce reductions in 1998 and the first half of 1999, 116 of the Company's former employees had filed age discrimination claims with the Equal Employment Opportunity Commission ("EEOC") in June and July 2000. In March, 2001, the EEOC dismissed all of the charges. Pursuant to the notices of dismissal, the time period to bring suit based on those claims expired in June 2001. In June 2001, most of the former employees who filed the EEOC charges and a number of other former employees brought an action, in South Carolina State court, now transferred to federal court in South Carolina, claiming severance pay in unspecified amounts. The Company has denied the claims and management is confident that the claims will be dismissed. The Company does not believe that the outcome of this matter will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         See Note 2 to Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)   The Company held its annual meeting of stockholders on May 24, 2001.

(b) At the aforementioned annual meeting, the Board of Directors was re-elected in its entirety to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified. No other matters were voted upon at such meeting.

(c) All votes cast (a total of 2,939,435) were in favor of each Director. There were 650,565 votes withheld.

(d)   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

         None.

(b) REPORTS ON FORM 8-K

         None.


Items 1, 3, and 5 are not applicable and have been omitted.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES            FORM 10-Q








                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




ANVIL HOLDINGS, INC.
(Registrant)



/S/ PASQUALE BRANCHIZIO

Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)






Dated: September 12,  2001