Form 10-Q
period 2001-11-03
ANVIL HOLDINGS INC
filed 2001-12-13
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended November 3, 2001

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

At December 12, 2001, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,590,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                                                                                             PAGE
                  Consolidated Balance Sheets as of November 3, 2001 (Unaudited)
                  and February 3, 2001.............................................................             3

                  Unaudited Consolidated Statements of Operations for the
                  Nine months and Quarters Ended November 3, 2001 and
                  October 28, 2000.................................................................             4

                  Unaudited Consolidated Statements of Cash Flows for the
                  Nine months Ended November 3, 2001 and October 28, 2000..........................             5

                  Unaudited Notes to Consolidated Financial Statements.............................             6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................             8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK......................................................................            13


PART II.  OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................            14

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................            14

SIGNATURES.........................................................................................            15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                            NOVEMBER 3,    FEBRUARY 3,
                                                                               2001           2001*
                                                                             ---------      ---------
                                                                           (Unaudited)
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ............................................     $   9,850      $   6,838
  Accounts receivable, less allowances for doubtful accounts of
    $1,128 and $1,121 ..................................................        26,211         27,610
  Inventories ..........................................................        48,364         55,858
  Prepaid and refundable income taxes ..................................         1,134             --
  Deferred income taxes-current portion ................................         2,255          2,255
  Prepaid expenses and other current assets ............................         2,062          1,021
                                                                             ---------      ---------
            Total current assets .......................................        89,876         93,582

PROPERTY, PLANT AND EQUIPMENT--Net .....................................        31,728         31,955

INTANGIBLE ASSETS--Net .................................................        22,951         23,970

OTHER ASSETS ...........................................................         2,717          3,817
                                                                             ---------      ---------
                                                                             $ 147,272      $ 153,324
                                                                             =========      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable .....................................................     $   7,021      $  12,512
  Accrued expenses and other current liabilities .......................        14,735         16,678
  Current portion of term loan .........................................         5,863          2,345
  Income taxes payable .................................................            --            363
                                                                             ---------      ---------
                  Total current liabilities ............................        27,619         31,898
                                                                             ---------      ---------
LONG-TERM PORTION OF TERM LOAN .........................................            --          5,276
                                                                             ---------      ---------
10-7/8% SENIOR NOTES ...................................................       127,908        127,615
                                                                             ---------      ---------
DEFERRED INCOME TAXES ..................................................         6,554          6,554
                                                                             ---------      ---------
OTHER LONG-TERM OBLIGATIONS ............................................         2,129          2,071
                                                                             ---------      ---------
REDEEMABLE PREFERRED STOCK
     (Liquidation value $53,369 and $48,486) ...........................        52,596         47,649
                                                                             ---------      ---------
STOCKHOLDERS'  DEFICIENCY:
  Common stock:
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value $51,040 and $46,643) .....................................             3              3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares ..................................            36             36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
   Additional paid-in capital ..........................................        12,803         12,803
   Deficit .............................................................       (82,376)       (80,581)
                                                                             ---------      ---------
           Total stockholders' deficiency ..............................       (69,534)       (67,739)
                                                                             ---------      ---------
                                                                             $ 147,272      $ 153,324
                                                                             =========      =========

*Derived from audited financial statements.

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                               FISCAL QUARTER ENDED        FISCAL NINE MONTHS ENDED
                                                            --------------------------    ---------------------------
                                                            NOVEMBER 3,    OCTOBER 28,    NOVEMBER 3,     OCTOBER 28,
                                                               2001           2000           2001            2000
                                                             ---------      ---------      ---------      ---------
                                                                                  (Unaudited)

         NET SALES .....................................     $  43,563      $  49,724      $ 154,373      $ 165,688
         COST OF GOODS SOLD ............................        33,624         34,507        117,893        116,703
                                                             ---------      ---------      ---------      ---------

         GROSS PROFIT ..................................         9,939         15,217         36,480         48,985

         SELLING, GENERAL AND ADMINISTRATIVE
            EXPENSES ...................................         5,935          6,196         18,165         18,022

         AMORTIZATION OF INTANGIBLE ASSETS .............           349            346          1,019            964
                                                             ---------      ---------      ---------      ---------

         OPERATING INCOME ..............................         3,655          8,675         17,296         29,999

         OTHER EXPENSES:
             Interest expense ..........................        (3,556)        (3,558)       (11,084)       (11,142)
             Amortization of debt expense and other--net          (245)          (321)          (614)          (875)
                                                             ---------      ---------      ---------      ---------

         (LOSS) INCOME BEFORE PROVISION  FOR
             INCOME TAXES ..............................          (146)         4,796          5,598         17,982

         PROVISION FOR INCOME TAXES ....................            10          1,919          2,444          7,193
                                                             ---------      ---------      ---------      ---------
         NET (LOSS) INCOME .............................          (156)         2,877          3,154         10,789
         Less: Preferred Stock dividends and accretion .        (1,736)        (1,533)        (4,947)        (4,454)
               Common A preference .....................        (1,543)        (1,365)        (4,397)        (3,966)
                                                             ---------      ---------      ---------      ---------
         NET (LOSS) INCOME ATTRIBUTABLE TO
             COMMON STOCKHOLDERS .......................     $  (3,435)     $     (21)     $  (6,190)     $   2,369
                                                             =========      =========      =========      =========

         BASIC NET INCOME (LOSS) PER COMMON SHARE:

         Class A Common Stock ..........................     $    4.43      $    4.70      $   13.57      $   14.29
                                                             =========      =========      =========      =========

         Class B Common Stock ..........................     $   (0.89)     $   (0.01)     $   (1.60)     $    0.61
                                                             =========      =========      =========      =========

         Weighted average shares used in computation of
           basic net income (loss) per share:
           Class A Common ..............................           290            290            290            290
                                                             =========      =========      =========      =========
           Class B Common ..............................         3,590          3,590          3,590          3,590
                                                             =========      =========      =========      =========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                        (In Thousands, Except Share Data)


                                                                     FISCAL NINE MONTHS ENDED
                                                                    ---------------------------
                                                                    NOVEMBER 3,   OCTOBER 28,
                                                                       2001          2000
                                                                     --------      --------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................     $  3,154      $ 10,789
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets ..............        5,069         5,092
    Amortization of other assets ...............................        1,833         1,778
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable ........................................        1,399         5,532
    Inventories ................................................        7,494        (9,450)
    Prepaid and refundable income taxes ........................       (1,134)           78
    Accounts payable ...........................................       (5,491)        2,451
    Accrued expenses & other liabilities .......................       (1,943)         (786)
    Income taxes payable .......................................         (363)          702
    Other--net .................................................         (406)         (601)
                                                                     --------      --------
           Net cash provided by operating activities ...........        9,612        15,585
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition, net of working capital effect .................           --        (1,705)
     Purchases of property and equipment .......................       (5,176)       (3,978)
    Proceeds from sale of property and equipment ...............          334         1,255
                                                                     --------      --------
            Net cash (used) by investing activities ............       (4,842)       (4,428)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayments) of term loan ..................................       (1,758)       (1,758)
    (Repayments) under revolving credit agreements .............           --          (584)
                                                                     --------      --------
         Net cash (used) by financing activities ...............       (1,758)       (2,342)
                                                                     --------      --------

INCREASE IN CASH ...............................................        3,012         8,815
CASH, BEGINNING OF PERIOD ......................................        6,838         3,413
                                                                     --------      --------
CASH, END OF PERIOD ............................................     $  9,850      $ 12,228
                                                                     ========      ========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest .......................................     $ 14,632      $ 14,750
                                                                     ========      ========
  Cash paid  for income taxes ..................................     $  3,941      $  6,413
                                                                     ========      ========
  Non-cash investing and financing activities -
    Redeemable preferred stock issued in lieu of dividends .....     $  4,825      $  4,332
                                                                     ========      ========

Details of Acquisition:
     Fair value of net assets acquired .........................                   $    235
     Cash paid .................................................                     (1,940)
                                                                                   --------
     Net cash paid .............................................                   $ (1,705)
                                                                                   ========


                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES           FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 -GENERAL

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended November 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002, or any other period. The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended February 3, 2001. To facilitate comparison with the current fiscal year, certain reclassifications have been made to the prior year's financial statements.

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

NOTE 2  - CREDIT AGREEMENTS, ETC.

Anvil's Loan and Security Agreement (the "Loan Agreement") provides for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement, by its terms, expires March 11, 2002, unless extended. The Term Loan was in the original principal amount of $11,725, repayable in quarterly principal installments of $586 through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and

Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At November 3, 2001, there were no amounts outstanding under the Revolving Credit Facility.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 934,767 shares ($23,369 liquidation value) through November 3, 2001.

NOTE  3  -  INVENTORIES

Inventories at November 3, 2001 and February 3, 2001 consisted of the following:


                                        NOVEMBER 3, 2001 FEBRUARY 3, 2001
                                        ---------------- ----------------

                Finished goods               $35,703     $35,263
                Work-in-process                4,179      12,620
                Raw materials & supplies       8,482       7,975
                                             -------     -------
                                             $48,364     $55,858
                                             =======     =======


NOTE 4 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.


                                        ANVIL KNITWEAR, INC.            COTTONTOPS, INC.
                                     --------------------------     -------------------------
                                     NOVEMBER 3,    FEBRUARY 3,     NOVEMBER 3,   FEBRUARY 3,
                                        2001           2001            2001          2001
                                        ----           ----            ----          ----

Current assets ..................     $  89,876      $  93,582      $    2,118     $   2,584
                                      =========      =========      ==========     =========
Total assets ....................     $ 147,272      $ 153,324      $    2,259     $   2,751
                                      =========      =========      ==========     =========
Current liabilities .............     $  27,619      $  31,898      $      294     $     501
                                      =========      =========      ==========     =========
Long-term liabilities ...........     $ 136,591      $ 141,516              --            --
                                      =========      =========      ==========     =========
Total liabilities ...............     $ 164,210      $ 173,414      $      294     $     501
                                      =========      =========      ==========     =========
Stockholder's (deficiency) equity     $ (16,938)     $ (20,090)     $    1,965     $   2,250
                                      =========      =========      ==========     =========


Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:


                                          ANVIL KNITWEAR, INC.                                    COTTONTOPS, INC.
                            -------------------------------------------------    ------------------------------------------------
                                QUARTER ENDED           NINE MONTHS ENDED             QUARTER ENDED           NINE MONTHS ENDED
                            ----------------------    -----------------------    -----------------------    ---------------------
                             NOV 3,        OCT 28,      NOV 3,       OCT 28,        NOV 3,      OCT 28,      NOV 3,       OCT 28,
                              2001          2000         2001         2000           2001        2000         2001         2000
                              ----          ----         ----         ----           ----        ----         ----         ----
Net sales .............     $ 43,563      $ 49,724     $154,373     $165,688     $  1,452      $  1,755     $  5,272     $  5,452
Operating income (loss)     $  3,655      $  8,675     $ 17,296     $ 29,999     $    (44)     $     46     $    189     $    152
Interest expense ......     $  3,556      $  3,558     $ 11,084     $ 11,142           --            --           --           --
Net income (loss) .....     $   (156)     $  2,877     $  3,154     $ 10,789     $    (23)     $     30     $    129     $    104


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

The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders, as appropriate, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, management has been successful in mitigating the impact of fluctuating yarn prices and is continually reviewing and adjusting the Company's purchase commitments to take maximum advantage of price changes. Current prices for yarn are considerably lower than they have been in recent fiscal periods, and the Company expects to realize a favorable impact of such prices in future fiscal quarters.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.


                                                             FISCAL QUARTER ENDED      FISCAL NINE MONTHS ENDED
                                                           --------------------------  -------------------------
                                                           NOVEMBER 3,    OCTOBER 28,   NOVEMBER 3,  OCTOBER 28,
                                                              2001           2000          2001         2000
                                                              ----           ----          ----         ----
        STATEMENT  OF OPERATIONS DATA:
            Net sales.....................................    100.0%         100.0%        100.0%      100.0%
            Cost of goods sold............................     77.2           69.4          76.4        70.4
            Gross profit..................................     22.8           30.6          23.6        29.6
            Selling, general and administrative expenses..     13.6           12.5          11.8        10.9
            Interest expense..............................      8.2            7.2           7.2         6.7
         OTHER DATA:
            EBITDA (1)....................................  $5.8 million  $10.8 million  $23.4 million   $36.1 million
                    Percentage of net sales...............     13.3%          21.7%         15.1%          21.8%

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

QUARTER ENDED NOVEMBER 3, 2001 COMPARED TO QUARTER ENDED OCTOBER 28, 2000

NET SALES for the quarter ended November 3, 2001 amounted to $43.6 million, as compared to $49.7 million for the third quarter of the prior year. Total units sold were slightly higher for the current quarter, compared to the prior year's quarter. The decrease in revenues of $6.1 million (12.4%) was the result of two factors: (i) industry-wide declining selling prices for basic goods; and (ii) an unfavorable change in product mix towards goods having lower selling prices and gross margins.

GROSS PROFIT for the quarter ended November 3, 2001 decreased approximately $5.3 million (34.7%). The decline was the result of the aforementioned reduced sales and unfavorable change in the product mix of goods sold. Gross margin for the quarter declined to 22.8% from 30.6% in the prior year's quarter. While the Company continues to benefit from reduced costs by the shift of manufacturing functions offshore, the gains realized from these moves have been more than offset by continuing, industry-wide lower selling prices for basic T-shirts. Increasing energy costs which began at the beginning of the fiscal year continue to adversely affect production costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) were approximately the same for each of the quarters ended November 3, 2001 and October 28, 2000 Selling expenses, particularly those relating to incentive compensation, have decreased, but such decreases were offset by higher advertising expenditures.

INTEREST EXPENSE was approximately the same in the current quarter compared to the same period of the prior year. Interest rates have declined slightly, and at the end of the current fiscal quarter, the Company had no borrowings under its revolving credit facility.

NINE MONTHS ENDED NOVEMBER 3, 2001 COMPARED TO NINE MONTHS
ENDED OCTOBER 28, 2000

NET SALES for the nine months ended November 3, 2001 amounted to $154.4 million, as compared to $165.7 million for the first three quarters of the prior fiscal year. While total units sold increased nearly 7%, the decrease of $11.3 million (6.8%) in revenues was the result of the aforementioned unfavorable change in product mix of goods sold and a decline in average selling prices, which for the first three quarters of the current fiscal year were 12.75% less than the same period in the prior year.

GROSS PROFIT for the nine months ended November 3, 2001 decreased approximately $12.5 million (25.5%). For the reasons stated above, gross margins on a year to date basis have declined from 29.6% in the prior year's nine months to 23.6% in the current nine month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the nine months ended November 3, 2001 are approximately the same as the prior year's nine month period. On a year to date basis, higher distribution expenses were offset by lower general and administrative expenses.

INTEREST EXPENSE was approximately the same in the current nine months compared to the same period of the prior year. Interest rates have declined slightly, and at the end of the current nine month period, the Company had no borrowings under its revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $6.2 million in the year ended February 3, 2001 and $3.4 million in the year ended January 29, 2000, and anticipates that total capital expenditures for the current fiscal year ending February 2, 2002 will aggregate approximately $6.0 million. Historically, the Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

The Company's principal working capital requirements are financing accounts receivable and inventories. At November 3, 2001 the Company had net working capital of approximately $62.3 million, including $9.9 million in cash and cash equivalents, $26.2 million of accounts receivable, $48.4 million of inventories, $5.4 million of other current assets, $5.9 million in borrowings under the Loan Agreement; and $21.7 million in accounts payable and other current liabilities.

Anvil's Loan and Security Agreement (the "Loan Agreement") provides for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement, by its terms, expires March 11, 2002, unless extended. The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option. At November 3, 2001 there were no amounts outstanding under the Revolving Credit Facility.

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

The Company believes that, based upon current and anticipated levels of operations, funds generated from operations, together with other available sources of liquidity, including borrowings under the Loan Agreement, will be sufficient over the next twelve months for the Company to fund its normal working capital requirements and satisfy its debt service requirements. While no definitive arrangements have been made, management of the Company is confident that, if required, it will be able to secure, on a timely basis and on favorable terms, adequate financing for whatever expansion alternatives it determines to pursue.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No.141 requires that all business combinations be accounted under the purchase method and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 142 prohibits ratable periodic amortization of goodwill and requires that goodwill be reduced in value only when periodic tests for impairment indicate that such reduction in value is appropriate. Intangible assets other than goodwill are to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet evaluated what effect the adoption of these statements will have on its financial statements.

FORWARD-LOOKING INFORMATION

Although the Company has been experiencing the adverse effects of an industry-wide decline in selling prices, management has been able to partially offset the effect of these pricing pressures by continuing to improve and modernize its manufacturing processes in order to reduce production costs and by moving virtually all of its cutting and sewing operations offshore.

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

The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 2001 and beyond to be materially different from any Company.

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

ANVIL HOLDINGS, INC.
(Registrant)



/s/ PASQUALE BRANCHIZIO
-----------------------
Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)






Dated: December 13,  2001