Form 10-K
period 2002-02-02
ANVIL HOLDINGS INC
filed 2002-04-24
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended February 2, 2002

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
(including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OR 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

The Company is not required to make filings under Section 16 of the Exchange Act because it has no registered securities under Section 12 of the Securities Exchange Act of 1934.

At April 24, 2002 there were 390,000 shares of the registrant's Class B Common Stock, $0.01 per share par value (the "Class B Common") held by non-affiliates. At such date, there was no established trading market for these shares. At April 24, 2002, there were 290,000 shares of the registrant's Class A Common Stock, $0.01 per share par value (the "Class A Common") and 3,590,000 shares of Class B Common outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Those portions of the Information Statement for the Company's 2002 Annual Meeting of Stockholders (the "Information Statement") are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

PART I

ITEM 1. BUSINESS

CORPORATE STRUCTURE AND RECENT ACQUISITIONS

As used herein, the "Company" refers to Anvil Holdings, Inc. ("Holdings"), including, in some instances, its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), and its other subsidiaries, as appropriate to the context.

The Company's current capital structure is the result of a March 1997 recapitalization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") purchased new common stock; (iii) 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture") and certain members of management of the Company (the "Management Investors") reinvested a portion of their shares of capital stock of the Company in exchange for newly issued common stock; and (iv) 399 Venture exchanged a portion of its capital stock for Senior Exchangeable Preferred Stock and new common stock.

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

The Company's fiscal years end on the Saturday closest to January 31. Accordingly, when referring to the Company's fiscal years in this report, "fiscal 2001" refers to the year ended February 2, 2002, "fiscal 2000" refers to the year ended February 3, 2001, etc.

GENERAL

The Company is a leading designer, manufacturer and marketer of high quality activewear for sale principally into the "imprinted" or "decorated" segment of the U.S. apparel industry. The Company offers an extensive line of activewear products designed for men, women and children, including short and long sleeve T-shirts, classic button and collar knit sport shirts (known as "plackets"), collarless short and long sleeve knit shirts (known as "henleys"), fleeced sweatshirts and athletic shorts, supplemented with caps, towels, robes and bags. The Company markets and sells its products primarily to distributors and screen printers under the ANVIL, COTTON DELUXE and TOWELSPLUS brand names, the ANVIL logo, as well as private labels. Prior to their ultimate resale to the consumer, the Company's products typically are printed or embroidered with logos, designs or characters. The Company believes that its operating performance is favorably affected by: (i) its broad range of high quality products; (ii) its strong relationships with customers and suppliers; (iii) its flexible, vertically integrated manufacturing operations; (iv) its commitment to controlling costs and improving manufacturing processes; and (v) the continuing growth of the activewear market.

The Company offers high quality activewear in a variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively as well as to serve the traditional T-shirt market segment. The Company works closely with its distributor and screen printer customers to meet their needs for style and color innovation. The Company continues to compete successfully by: (i) targeting niche products on which its competitors have not traditionally focused; (ii) responding quickly to market developments; (iii) regularly introducing new products; and (iv) providing a broad range of products, thereby permitting distributors to increase efficiency by reducing the number of vendors and deliveries. In addition, the Company continues to make significant investments to maintain and modernize its manufacturing and distribution facilities and to seek methods to improve quality, increase efficiency, reduce costs, manage inventories and shorten production cycles.

BUSINESS STRATEGY

The Company's objective is to increase net sales and improve results of operations by implementing the following key elements of its business strategy:

OFFER A BROAD RANGE OF HIGH QUALITY PRODUCTS. The Company will continue to offer high quality activewear in a wide variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively. The Company expects to continue to expand its product offerings under its ANVIL, COTTON DELUXE and TOWELSPLUS brands and the ANVIL logo, capitalizing on the growth in the activewear market. In addition, the Company seeks to strengthen its position in the activewear market by introducing products to supplement its traditional activewear business.

ENHANCE AND EXPAND CUSTOMER RELATIONSHIPS. The Company continually seeks to strengthen and expand its customer relationships by promoting the Company's: (i) broad product offerings; (ii) ability to design customized products; (iii) quick, reliable delivery; and (iv) ability to accommodate modifications to customer orders. The Company's direct salesforce focuses on developing strong relationships with distributors, and enhancing "pull through" by the distributors' customers. In Fiscal 2001, sales to domestic distributors accounted for approximately 77% of the Company's net sales. In the Company's experience, distributors typically place larger orders, purchase a broader product mix, maintain higher inventory levels and develop more predictable order and re-order patterns than certain of its other customers. The Company estimates that distributors resell products to more than 30,000 smaller screen printers, embroiderers and other customers. The Company's broad product offerings have enabled it to more effectively service distributors and satisfy the disparate preferences of consumers.

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

CONTINUE TO CONTROL COSTS AND IMPROVE MANUFACTURING. The Company continues to make capital expenditures to maintain and modernize its manufacturing and distribution facilities and explore methods to improve quality, increase efficiency, reduce costs, manage inventories and shorten production cycles. The Company believes it can continue to improve its operating results by: (i) maximizing the use of offshore manufacturing operations; and (ii) continually improving its textile manufacturing processes.

CAPITALIZE ON THE GROWTH OF THE ACTIVEWEAR MARKET. The Company believes that sales of activewear products have been, and will continue to be driven by: (i) the increased consumer preference for comfortable apparel selections; (ii) more flexible dress codes, including the greater acceptance of casual wear in the workplace; and (iii) the heightened emphasis on physical fitness.

PRODUCTS

The Company's activewear products, which are designed for men, women and children, include short and long sleeve T-shirts, tank tops, classic button and collar knit sport shirts (known as "plackets") and collarless short and long sleeve knit shirts (known as "henleys") as well as a variety of other niche activewear products, such as fleeced sweatshirts and athletic shorts, supplemented with caps, towels, robes and bags. This broad array of casual knitwear and athletic wear is marketed and sold by the Company under its ANVIL, COTTON DELUXE and TOWELSPLUS brand names and the ANVIL logo, as well as under private labels. The Company manufactures its products in a variety of fabrics and fabric blends. Prior to their ultimate resale to the consumer, the Company's products typically are imprinted or embroidered with logos, designs or characters.

BASIC AND SPECIALTY T-SHIRTS. Basic and specialty T-shirts are the Company's principal products. The basic T-shirt was the first product introduced by the Company in the early 1970s. In addition to basic T-shirts, the Company also manufactures a variety of specialty T-shirts. This category accounted for approximately 68% of the Company's net sales in fiscal 2001.

PLACKETS AND HENLEYS. The Company introduced its first line of plackets in the early 1980s and its first line of henleys in the early 1990s. Plackets include classic button and collar knit sport shirts which are produced in both short and long sleeve versions. Henleys are collarless knit shirts, which are produced in both short and long sleeve versions. This category accounted for approximately 25% of the Company's net sales in fiscal 2001.

OTHER PRODUCTS. The Company's other products include fleeced sweatshirts, knit shorts, caps, towels, robes and bags. In addition to products which it manufactures in-house, this category includes those products which the Company sources as finished products. This category accounted for approximately 7% of the Company's net sales in fiscal 2001.

SALES AND MARKETING

The Company markets its products primarily through a direct salesforce complemented by a sales support staff and the Company's marketing department.

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

CUSTOMERS

The Company markets its products primarily to distributors, a wide range of screen printers and private label customers. The Company also sells a small percentage of its products directly to retailers. The Company currently services over 200 customers, of which 20 account for approximately 81% of the Company's net sales. Two such customers, Alpha Shirt Company and Broder Bros., accounted for approximately 20% and 10%, respectively, of the Company's net sales in fiscal 2001. No other individual customer accounted for more than 10% of the Company's net sales in fiscal 2001.

RAW MATERIALS

The Company's primary raw material is cotton yarn. The Company does not spin its own yarn. Instead, the Company purchases substantially all of its yarn pursuant to purchase orders from a number of domestic spinners. One individual spinner accounted for approximately 39% of the Company's purchased yarn in fiscal 2001. The vast majority of the yarn used by the Company is readily available and can be purchased from a number of sources. Accordingly, the Company does not have to rely on its orders with or deliveries from any single supplier. With the ability to substitute its supply of yarn, the Company believes that the inability to obtain yarn from any one supplier would not have a long term material adverse effect on the Company's ability to manufacture. Other raw materials purchased by the Company include dyes and chemicals used in the dyeing and bleaching of fabrics.

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

The Company's principal competitors include several domestic and foreign manufacturers of activewear, some of which are larger and have greater financial and other resources than the Company. Increased competition has caused many domestic apparel manufacturers to move their manufacturing operations offshore to lower costs. The Company currently performs substantially all of its cutting and sewing activities offshore.

Historically, the Company has benefited from quotas and tariffs imposed by the United States on the importation of apparel. The Uruguay Round of GATT, which became effective on January 1, 1995, requires a complete phase-out of all existing quotas over a ten-year period. To date, only a small amount of products manufactured by the Company have been subject to quota reductions under GATT. In addition to the phasing-out of the use of quotas, GATT also requires that the United States reduce tariffs on textile/apparel imports over the same ten-year period. To date, there have been only relatively small reductions in such tariffs.

Under the United States-Caribbean Basin Trade Partnership Act, effective October 1, 2000, quotas and duties were eliminated on apparel imported from certain Caribbean basin countries, provided such apparel is made from U.S. fabric (made from U.S. yarn) formed and cut in the United States. The same exemption from quotas and duties applies to apparel made from U.S. fabric cut in a Caribbean basin country if U.S. thread is used. This Act also exempts a limited amount of knit apparel (other than outerwear T-shirts) made from regional fabric (made from U.S. yarn), and T-shirts (other than underwear T-shirts) using fabric (made from U.S. yarns) formed in a Caribbean basin country.

EMPLOYEES

At February 2, 2002, the Company, including its offshore subsidiaries, employed a total of 4,099 people (154 full-time salaried employees and 3,945 full-time and part-time hourly employees) in the following areas: manufacturing and distribution: 3,988; finance and administration: 75; and sales and marketing:
36. Of the Company's 4,099 employees, 967 are employed in the United States and 3,132 at offshore locations.

None of the Company's employees is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

INTELLECTUAL PROPERTY

The Company attempts to register its material trademarks and trade names. The Company believes that it has developed strong brand awareness among its targeted customer base and as a result regards its brand names as valuable assets. The Company has registered or applied for trademark registrations for ANVIL, COTTON DELUXE, TOWELS PLUS and the ANVIL logo as well as other labels in the United States and certain foreign countries.

ENVIRONMENTAL MATTERS

The Company, like other apparel manufacturers, is subject to federal, state and local environmental and occupational health and safety laws and regulations. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company believes that any noncompliance is unlikely to have a material adverse effect on the financial condition or results of operations of the Company. The Company has made, and will continue to make, expenditures to comply with environmental and occupational health and safety requirements. The Company currently does not anticipate material capital expenditures for environmental control equipment in fiscal 2002 or beyond. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. While the amount of such liability could be material, the Company endeavors to conduct its operations in a manner that reduces such risks.

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

ITEM 2.  PROPERTIES

The Company conducts its operations principally through nine manufacturing facilities and a centralized distribution center. The Company utilizes a vertically integrated manufacturing process (i.e., performing substantially all of the manufacturing processes required to produce its products) with fabric being knit, bleached or dyed, from purchased yarn, at its domestic textile facilities, and then cutting and sewing such fabric at its offshore facilities. The Company utilizes offshore and domestic contractors as it deems necessary.

TEXTILE FACILITY OPERATIONS. The Company conducts textile operations at two facilities owned by the Company located in Kings Mountain and Asheville, North Carolina. Cottontops operates a small dyehouse and a small screen printing facility, both in Farmville, North Carolina. The Company operates approximately 270 knitting machines at its textile facilities where circular knitting machines knit yarn into tubes of basic fabric constructions such as jersey and fleece and circular rib and flat knitting machines knit collars. The tubes of fabric correspond in weight and diameter to the various styles and sizes required to make the Company's activewear products. The knitted fabric is then batched for bleaching or dyeing. Substantially all of the Company's activewear products are either bleached to remove the color of natural cotton or dyed for colored products. The Company's textile facilities contain computerized controls, dye simulators and spectrometers and modern jet vessels to assist the Company in maintaining an efficient and quality controlled environment for the dyeing and bleaching process. The Company's textile facilities each operated near capacity during fiscal 2001.

Management has recognized the need for more efficient textile facilities. Accordingly, during the fourth quarter of fiscal 2001, the Company announced its intention to consolidate its textile operations into a single expanded facility located in Asheville, North Carolina. Such consolidation and expansion is expected to be completed during fiscal 2003. With newer and more sophisticated equipment in one facility, Management believes that its current textile capacity will be maintained and may be increased. The Company continues to explore the option of establishing offshore textile operations, which may be required depending upon future demand, world economic conditions and government policies affecting foreign operations.

CUTTING AND SEWING FACILITIES. The Company's sewing operations are conducted at three leased facilities located in Honduras and El Salvador and at offshore contractors. Cutting is also conducted at leased facilities located in Honduras and El Salvador. Fabric produced at the Company's textile operations is shipped to cutting facilities where it is marked by hand from design patterns, cut and then transferred to the sewing facilities to be sewn. During fiscal 2001, the Company's cutting and sewing facilities operated generally at capacity.

DISTRIBUTION OPERATIONS. The Company performs substantially all of its distribution functions at its centralized distribution facility located in Dillon, South Carolina. This centralized distribution facility, opened in fiscal 1996, enables the Company to provide efficient and responsive customer service and to efficiently manage inventory.

The following table sets forth certain information regarding the Company's facilities:

                                                    APPROX. SQ.
LOCATION                  PRINCIPAL USE                 FT.              OWNED/LEASED
--------                  --------------                ---              ------------
New York, NY             Executive Offices             19,100             Leased(1)
Kings Mountain, NC       Textile Facility             225,000             Owned
Asheville, NC            Textile Facility             175,000             Owned
Mullins, SC              Office & Warehouse           149,000             Leased(2)
Farmville, NC            Office, Warehouse
                           & Screen Printing           80,000             Leased(3)
Farmville, NC            Dye House                     30,000             Leased(3)
Dillon, SC               Distribution                 660,000             Owned
Honduras                 Sewing                        64,000             Leased(4)
                         Sewing                        63,000             Leased(5)
                         Cutting & Sewing              82,000             Leased(6)
                         Screen Printing               19,400             Leased(3)
El Salvador              Cutting & Sewing             143,000             Leased(6)
Germany                  Office & Distribution         14,000             Leased(7)

----------
(1)  The lease for the Company's executive office space expires in 2008.
(2)  The lease for this facility can be extended to 2012.
(3)  The leases for these facilities expire in 2003.
(4)  The lease for this facility expires 2002 and can be extended to 2006.
(5)  The lease for this facility expires in 2005
(6)  The lease for this facility expires in 2006
(7)  The lease for this facility expires in 2004.

Management estimates that capital expenditures in fiscal 2002 will aggregate approximately $15 million. This amount includes expenditures relating to the aforementioned consolidation of the Company's textile facilities, as well as routine capital expenditures in the ordinary course of business. For fiscal years thereafter, current estimates are that capital expenditures will approximate $6 million annually.

The Company considers its owned and leased facilities and equipment to be in good condition and suitable and adequate for the Company's current operations. Management of the Company believes that its ongoing maintenance and improvement program for its existing manufacturing facilities, including its plans for the consolidation of its textile facilities, will enable it to accommodate anticipated sales growth.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any of the Company's common equity securities. At April 24, 2002 there were 25 record holders of the Class A Common and 26 record holders of the Class B Common. All of Anvil's issued and outstanding capital stock is owned by Holdings.

RECENT SALES OF UNREGISTERED SECURITIES.

As required by the Certificate of Designations relating to the Redeemable Preferred Stock, the Company has paid stock dividends aggregating 1,004,147 shares ($25,104 liquidation value) through the year ended February 2, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Set forth below are the selected historical financial data of the Company as of the dates and for the periods shown. The selected historical statement of operations data of the Company for fiscal years 1999 through 2001 and the balance sheet data for fiscal years 2000 and 2001 have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, whose report thereon appears under "Item 8. Financial Statements and Supplementary Data." The selected consolidated statement of operations data for fiscal years 1997 and 1998 and the balance sheet data for fiscal years 1997 through 1999 have been derived from audited consolidated financial statements which are not included herein. Holdings has no independent operations apart from its wholly owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and related notes thereto included elsewhere herein.

                                                              FISCAL YEAR ENDED
                                     ----------------------------------------------------------------------
                                       JANUARY  31,   JANUARY 30,   JANUARY 29,   FEBRUARY 3,    FEBRUARY 2,
                                          1998          1999          2000          2001           2002
                                          ----          ----          ----          ----           ----
                                      [Fiscal 1997] [Fiscal 1998] [Fiscal 1999] [Fiscal 2000]  [Fiscal 2001]
                                                                                 (53 Weeks)
STATEMENT OF OPERATIONS DATA:

Net sales............................   $  214,867    $ 217,302     $ 198,930    $ 216,537      $ 199,661
Cost of goods sold...................      167,491      179,092       146,931      153,805        152,557
                                        ----------    ---------     ---------    ---------      ---------
Gross profit.........................       47,376       38,210        51,999       62,732         47,104
Selling, general and
    administrative expenses..........       22,771       24,626        22,692       23,939         23,520
Special compensation (1).............       10,915            -             -            -              -
Amortization of intangible assets....          958          958           958        1,306          1,338
                                        ----------    ---------     ---------    ---------      ---------
Operating income.....................       12,732       12,626        28,349       37,487         22,246
Other expense:
  Interest expense...................       15,392       17,279        15,793       14,903         14,636
  Other expense - net, principally
      amortization of debt expense...          897        1,006           895        1,189            759
                                        ----------    ---------     ---------    ---------      ---------
Income (loss) before
    provision for income
    taxes and extraordinary item.....       (3,557)      (5,659)       11,661       21,395          6,851
 Provision (benefit) for
       income taxes..................       (1,423)      (2,264)        5,213        9,050          2,404
                                        ----------    ---------     ---------    ---------      ---------
Income (loss) before
       extraordinary item............       (2,134)      (3,395)        6,448       12,345          4,447
  Extraordinary item--loss on
    extinguishment of debt, net of tax
    benefit of $1,838 and $417 (2)          (2,757)           -          (627)           -              -
                                        ----------    ---------     ---------    ---------      ---------

Net income (loss)....................   $   (4,891)   $  (3,395)    $   5,821    $  12,345      $   4,447
                                        ==========    =========     =========    =========      =========

EBITDA(3)............................   $   30,864    $  19,847     $  35,727    $  45,340      $  30,652
                                        ==========    =========     =========    =========      =========

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents............   $      959    $   3,397     $   3,413    $   6,838      $  11,931
Total assets.........................      146,352      148,869       137,108      153,324        145,725
Total debt...........................      148,145      158,335       137,775      135,236        133,281
Preferred stock  (liquidation value).       33,033       37,541        42,664       48,486         51,436
Total stockholders' deficiency.......      (66,255)     (74,397)      (73,908)     (67,739)       (68,402)

EARNINGS (LOSS) PER SHARE DATA:                                               FISCAL YEAR ENDED
                                                       -------------------------------------------------------------
                                                      JANUARY 30,        JANUARY 29,   FEBRUARY 3,      FEBRUARY 2,
                                                        1999                2000          2001            2002
                                                      ---------            -------       -------        --------
Basic and Diluted Income (Loss) Per Common Share: (4)
  Class A Common Stock:
       Income before extraordinary item............   $   11.46            $ 15.50       $ 19.14        $  19.34
       Extraordinary item..........................           -               (.16)            -               -
                                                      ---------            -------       -------        --------
       Net income..................................   $   11.46            $ 15.34       $ 19.14        $  19.34
                                                      =========            =======       =======        ========
  Class B Common Stock:
       Income (loss) before extraordinary item.....   $   (3.15)           $  (.90)      $  0.17        $  (1.75)
       Extraordinary item..........................           -               (.16)            -               -
                                                      ---------            -------       -------        --------
       Net income..................................   $   (3.15)           $ (1.06)      $  0.17        $  (1.75)
                                                      =========            =======       =======        ========
Weighted average shares used in computation of basic
  and diluted income (loss) per share:
       Class A Common...............................        290                290           290             290
       Class B Common...............................      3,590              3,590         3,590           3,590

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

(4)  See Note 12 to Financial Statements, included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion provides information with respect to the results of operations of the Company for each of the three fiscal years in the period ended February 2, 2002. The following information should be read in conjunction with
ITEM 6. "SELECTED FINANCIAL DATA"
and the consolidated financial statements and the notes thereto included elsewhere herein. It should also be noted that the year ended February 3, 2001 contains 53 weeks, whereas all the other fiscal years presented herein contain 52 weeks. Accordingly, if all other factors were equal, revenue and expense items in that year would be representative of approximately 2% more volume than other fiscal years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's significant accounting policies are more fully described in Note 3 to the consolidated financial statements, included elsewhere herein. The application of accounting policies require judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant accounting policies include:

REVENUE RECOGNITION--Revenue is recognized at the time merchandise is shipped and title has passed. Allowances for sales returns, discounts and for estimated uncollectible accounts are provided when sales are recorded, based upon historical experience and current trends, and periodically updated, as appropriate. While the actual amounts have been within expectations, the Company cannot guarantee that this will continue in the future.

INVENTORIES--Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. If required, based upon management's judgment, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided. While such markdowns have been within management's expectations, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

EVALUATION OF LONG-LIVED ASSETS--Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. Pursuant to SFAS No. 121, through February 2, 2002, there were no adjustments to the carrying amount of long-lived assets resulting from the Company's evaluation for any periods presented in the accompanying financial statements.

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

The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operations. The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders, as appropriate, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, management has been successful in mitigating the impact of fluctuating yarn prices and is continually reviewing and adjusting the Company's purchase commitments to take maximum advantage of price changes. Current prices for yarn are considerably lower than they have been in recent fiscal periods, and the Company began to realize the favorable impact of such prices during its last fiscal quarter and expects such benefits to continue into the next fiscal year.

During the fourth quarter of fiscal 2001, the Company announced its intention to consolidate its textile operations into a single expanded facility located in Asheville, North Carolina. Such consolidation and expansion is expected to be completed during fiscal 2003. As a result, the useful life of certain production equipment was adjusted, and certain other assets were written off. The necessary adjustments were recorded in the fourth quarter of the fiscal year ended February 2, 2002, and resulted in additional depreciation of $0.3 million and a direct write-off of assets of $0.4 million, both of which were charged to cost of goods sold. The additional depreciation charge of $0.3 million will continue during each of the four quarters of the fiscal year ending February 1, 2003.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales, for the Company for each of the three years in the period ended February 2, 2002:

                                                                              YEAR ENDED
                                                            ---------------------------------------------
                                                             JANUARY 29,      FEBRUARY 3,     FEBRUARY 2,
                                                                2000             2001            2002
                                                            -----------      -----------     -----------
                                                            [Fiscal 1999]    [Fiscal 2000]   [Fiscal 2001]
                                                                                (53 weeks)
STATEMENT  OF OPERATIONS DATA:
  Net sales...........................................         100.0%            100.0%          100.0%
  Cost of goods sold..................................          73.9              71.0            76.4
  Gross profit........................................          26.1              29.0            23.6
  Selling, general and administrative expenses........          11.4              11.1            11.8
  Interest expense....................................           7.9               6.9             7.3

OTHER DATA:
  EBITDA (1)..........................................      $35.7 million   $45.3 million    $30.7 million
     Percentage of net sales..........................          18.0%             20.9%           15.4%

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

YEAR ENDED FEBRUARY 2, 2002 COMPARED TO YEAR ENDED FEBRUARY 3, 2001

NET SALES for the fiscal year ended February 2, 2002 amounted to $199.7 million, as compared to $216.5 million for the prior fiscal year. While total units sold increased more than 4%, the decrease in revenues of $16.8 million (7.8%) was the result of two factors: (i) industry-wide declining selling prices for basic goods; and (ii) an unfavorable change in product mix towards goods having lower selling prices and gross margins. The industry-wide decline in selling prices has been continuing over the last several years. Overall, the Company's average selling prices were approximately 12% less than the prior fiscal year, and have declined approximately 28% over the last three fiscal years.

GROSS PROFIT for the fiscal year ended February 2, 2002 decreased approximately $15.6 million (24.9%). Gross margins have declined from 29.0% in the prior fiscal year to 23.6% in the current fiscal year. This decline was caused by: (i) the aforementioned lower selling prices and less favorable product mix; (ii) higher per unit textile production costs; and (iii) higher yarn prices. As discussed above, gross profit was also adversely affected by charges aggregating approximately $0.8 million relating to the planned consolidation of the Company's textile facilities. The unfavorable changes were partially offset by significant savings realized by the relocation of cutting and sewing operations offshore.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the fiscal year ended February 2, 2002 declined approximately $0.4 million (1.8%) as compared to the prior fiscal year. Reflective of the lower operating results, the Company reduced its incentive-related selling and administrative compensation for the year. The savings achieved in these areas were partially offset by higher advertising expenditures and higher distribution costs.

INTEREST EXPENSE declined approximately $0.3 million (1.8%) in the current fiscal year compared to the same period of the prior year. Interest rates have declined slightly, and the level of borrowings during the current fiscal year were lower than the prior year. At the end of each of the last two fiscal years, the Company was able to reduce its revolving credit borrowings to zero.

YEAR ENDED FEBRUARY 3, 2001 COMPARED TO YEAR ENDED JANUARY 29, 2000

NET SALES for the year ended February 3, 2001 increased $17.6 million, or 8.9%, to $216.5 million from $198.9 million for the year ended January 29, 2000. The overall increase in net sales is comprised of an increase in units sold of approximately 20%, partially offset by a decrease of 9% in the average selling price of all goods sold in the year ended February 3, 2001. In addition, the percentage of sales of goods having lower selling prices increased.

GROSS PROFIT for the year ended February 3, 2001 increased by $10.7 million (20.6%) over the prior year. This improvement is the result of the aforementioned higher sales as well an improvement in gross profit margin from 26.1% in the year ended January 29, 2000 to 29.0% in the year ended
February 3, 2001. The improved gross profit margins are the result of significantly lower production costs, partially offset by unfavorable changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the year ended February 3, 2001 increased by $1.2 million, or 5.5%, to $23.9 million from $22.7 million from the prior year. Increases in salaries and fringe benefits relating to general and administrative, and distribution amounted to approximately $0.9 million, and were partially offset by a decrease of $0.4 million due to sales staff reductions. Additional costs of $0.6 million were incurred due to the establishment of the Company's German subsidiary, and an increase in Cottontops' expenses due to higher volume. Additional warehouse supplies and repairs accounted for the remaining increase of approximately $0.1 million in the year ended February 3, 2001.

INTEREST EXPENSE for the year ended February 3, 2001 decreased by $0.9 million, or 5.6%, to $14.9 million from $15.8 million for the prior year. Interest rates were slightly higher in the period ended February 3, 2001, but there were significantly lower levels of borrowings made possible by improved operating results.

Amortization of intangible assets increased by $0.3 million in the year ended February 3, 2001, compared to the prior year, as a result of the amortization of goodwill and a covenant not to compete relating to the acquisition of TOWELSPLUS.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $6.6 million in the year ended February 2, 2002, $6.2 million in the year ended February 3, 2001 and $3.4 million in the year ended January 29, 2000. Historically, the Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

The Company's principal working capital requirements are financing accounts receivable and inventories. At February 2, 2002 the Company had net working capital of approximately $64.7 million, comprised of $11.9 million in cash and cash equivalents, $28.8 million of accounts receivable, $45.3 million of inventories, $3.8 million of other current assets, and $25.1 million in accounts payable and other current liabilities.

Anvil's Loan and Security Agreement (the "Loan Agreement") provides for a maximum credit facility of $60.0 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement, as extended, expires March 11, 2003, with automatic annual renewals unless contrary notice is given by either party 60 days prior to the expiration date. The Term Loan was in the principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million through April 2004, subject to further extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company's option. At February 2, 2002 there were no amounts outstanding under the Revolving Credit Facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," and SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No.141 requires that all business combinations be accounted under the purchase method and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 142 prohibits ratable periodic amortization of goodwill and indefinite-lived intangibles and requires that they be reduced in value only when periodic tests for impairment indicate that such reduction in value is appropriate. Other intangible assets are to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001.

The Company has not engaged in any business combinations to which SFAS No. 141 would apply. The Company will adopt SFAS Nos. 142 during the first quarter of its fiscal year ending February 1, 2003, but has not yet evaluated what effect the adoption of this statement will have on its financial statements. However, the company will no longer record amortization of goodwill which amounted to $726,000 for the year ended February 2, 2002.

In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" which supersedes SFAS No. 121 and provides accounting and reporting guidance for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Company has not yet assessed what impact, if any, the adoption of SFAS Nos. 143 and 144 will have on its financial position and results of operations.

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

The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 2002 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

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

                             EXECUTIVE OFFICERS AND
                         CERTAIN KEY EMPLOYEES OF ANVIL

The following sets forth certain information with respect to the executive officers and certain key employees of Anvil.

NAME                         AGE(1)     POSITION
----                         ------     --------
Bernard Geller.................68       Chief Executive Officer,
                                         Chairman of the Board

Anthony Corsano................42       President and Chief Operating Officer

Jacob Hollander................60       Executive Vice President, Chief Administrative Officer,
                                        Secretary, General Counsel and Director

William H. Turner..............54       Executive Vice President of Manufacturing

Pasquale Branchizio............63       Vice President of Finance

----------
(1)  All ages are as of December 31, 2001.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears on pages 5 through 8 of the Information Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears on pages 8 through 10 of the Information Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears on page 11 of the Information Statement and is incorporated herein by reference.

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

4.9  Term Promissory Note of Anvil dated March 11, 1999 payable to Congress

     Financial Corporation.(5)

4.10 Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Holdings.(5)

4.11 Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Anvil.(5)

10.1 Employment Agreement, dated as of January 30, 2001, by and between Anvil and Bernard Geller.(6)

10.2 Employment Agreement, dated as of January 30, 2001 by and between Anvil and Anthony Corsano.(6)

10.3 Employment Agreement, dated as of January 30, 2001, by and between Anvil and Jacob Hollander.(6)

10.4 Employment Agreement, dated as of January 30, 2001 by and between Anvil and William H. Turner.(6)

10.5 Exchange Debenture Indenture, dated as of March 14, 1997, by and between Holdings and United States Trust Company of New York, as trustee.(1)

10.6 Registration Rights Agreement, dated as of March 14, 1997, by and between Holdings and DLJ, as the Initial Purchaser.(1)

10.7 Registration Rights and Securityholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture CCT II Partners, L.P. "CCT") and DLJ.(1)

10.8 Registration Rights Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other executive of Holdings or its subsidiaries who acquires common stock from Holdings after the date thereof and executes a joinder thereto, the persons set forth on the signature pages thereto and DLJ.(1)

10.9 Stockholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other person who acquires common stock of Holdings after the date thereof and executes a joinder thereto.(1)

10.10 2002 Stock Option Plan

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

(6) Previously filed with the Company's Form 10-K for the Year ended February 3, 2001 and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Anvil Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANVIL HOLDINGS, INC.

                                       By:       /s/ JACOB HOLLANDER
                                          --------------------------------
                                                     Jacob Hollander
                                             Vice President and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

          Signature                  Capacity                    Date
          ---------                  --------                    ----

/s/ BERNARD GELLER              Chairman of the Board ,          APRIL 24, 2002
----------------------------    and Director
     Bernard Geller             (Principal Executive
                                And Financial Officer)

/s/ JACOB HOLLANDER             Vice President, Secretary        APRIL 24, 2002
----------------------------    and Director
     Jacob Hollander

/s/ PASQUALE BRANCHIZIO         Vice President of Finance        APRIL 24, 2002
------------------------        (Principal Accounting Officer)
    Pasquale Branchizio

/s/ BRUCE C. BRUCKMANN          Director                         APRIL 24, 2002
-----------------------
    Bruce C. Bruckmann

/s/  STEPHEN F. EDWARDS         Director                         APRIL 24, 2002
------------------------
    Stephen F. Edwards

/s/  DAVID WAGSTAFF III         Director                         APRIL 24, 2002
----------------------------
    David Wagstaff III

/s/  JOHN D. WEBER              Director                         APRIL 24, 2002
-----------------------------
    John D. Weber

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
       TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

The Registrant has not sent an annual report or proxy material to its security holders during the period covered by this report.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report .............................................................F-2

Consolidated Balance Sheets at February 3, 2001 and February 2, 2002......................F-3

Consolidated Statements of Operations for the years ended January 29, 2000,
      February 3, 2001 and February 2, 2002...............................................F-4

Consolidated Statements of Stockholders' Deficiency for the
    years ended January 29, 2000, February 3, 2001 and February 2, 2002...................F-5

Consolidated Statements of Cash Flows for the years ended January 29, 2000,
     February 3, 2001 and February 2, 2002................................................F-6

Notes to Consolidated Financial Statements................................................F-8

Schedule II --Valuation and Qualifying Accounts...........................................S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anvil Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Anvil Holdings, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three fiscal years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Anvil Holdings, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP
New York, New York
April  15 , 2002

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                         FEBRUARY 3,      FEBRUARY 2,
                                                                            2001             2002
                                                                         -----------      ----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................  $  6,838         $  11,931
  Accounts receivable, less allowances for doubtful accounts of
    $1,121 and $1,110...................................................    27,610            28,827
  Inventories...........................................................    55,858            45,339
  Prepaid and refundable income taxes...................................     -                 1,046
  Deferred income taxes-current portion.................................     2,255             1,696
  Prepaid expenses and other current assets.............................     1,021             1,021
                                                                          --------         ----------
            Total current assets........................................    93,582            89,860

PROPERTY, PLANT AND EQUIPMENT--Net......................................    31,955            30,655

INTANGIBLE ASSETS--Net .................................................    23,970            22,632

OTHER ASSETS............................................................     3,817             2,578
                                                                          --------         ---------
                                                                          $153,324         $ 145,725
                                                                          ========         =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable......................................................  $ 12,512         $   7,577
  Accrued expenses and other current liabilities........................    16,678            15,206
  Current portion of term loan..........................................     2,345             2,345
   Income taxes payable.................................................       363                 -
                                                                          --------         ---------
                  Total current liabilities.............................    31,898            25,128
                                                                          --------         ---------
LONG-TERM PORTION OF TERM LOAN..........................................     5,276             2,931
                                                                          --------         ---------
10-7/8% SENIOR NOTES....................................................   127,615           128,005
                                                                          --------         ---------
DEFERRED INCOME TAXES...................................................     6,554             5,759
                                                                          --------         ---------
OTHER LONG-TERM OBLIGATIONS.............................................     2,071             1,397
                                                                          --------         ---------

REDEEMABLE PREFERRED STOCK
     (Liquidation value $48,486 and $55,104)............................    47,649            54,527
LESS--REDEEMABLE PREFERRED STOCK IN TREASURY
     (Liquidation value $3,668).........................................         -            (3,620)
                                                                          --------         ---------
REDEEMABLE PREFERRED STOCK--Net..........................................    47,649            50,907
                                                                          --------         ---------
STOCKHOLDERS'  DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $46,643 and $52,758).....................................         3                 3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares...................................        36                36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued         -                 -
    Additional paid-in capital..........................................    12,803            12,803
    Deficit.............................................................   (80,581)          (81,244)
                                                                          --------         ---------
           Total stockholders' deficiency...............................   (67,739)          (68,402)
                                                                          --------         ---------
                                                                          $153,324         $ 145,725
                                                                          ========         =========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                                                FISCAL YEAR ENDED
                                                                    ------------------------------------------
                                                                                   FEBRUARY 3,
                                                                    JANUARY 29,       2001         FEBRUARY 2,
                                                                       2000        (53 WEEKS)         2002
                                                                    -----------    -----------     -----------
NET SALES.......................................................     $198,930        $216,537      $199,661
COST OF GOODS SOLD..............................................      146,931         153,805       152,557
                                                                     --------        --------      --------
       Gross profit.............................................       51,999          62,732        47,104
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES.....................................................       22,692          23,939        23,520
AMORTIZATION OF INTANGIBLE ASSETS...............................          958           1,306         1,338
                                                                     --------        --------      --------
       Operating income.........................................       28,349          37,487        22,246
OTHER EXPENSES:
    Interest expense............................................       15,793          14,903        14,636
    Other expense-net, principally amortization of debt expense.          895           1,189           759
                                                                     --------        --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY ITEM......................................       11,661          21,395         6,851
PROVISION FOR INCOME TAXES......................................        5,213           9,050         2,404
                                                                     --------        --------      --------
INCOME BEFORE EXTRAORDINARY ITEM................................        6,448          12,345         4,447
EXTRAORDINARY ITEM - Loss on extinguishment
    of  debt (net of tax benefit of  $417)......................         (627)              -             -
                                                                     --------        --------      --------
NET INCOME......................................................        5,821          12,345         4,447

  Less preferred stock  dividends and accretion.................       (5,171)         (6,176)       (6,836)
  Less Common A preference......................................       (4,754)         (5,501)       (6,115)
  Add gain on purchase of preferred stock.......................          -                -          1,726
                                                                     --------        --------      --------
  Net (Loss) Income Attributable To Common Stockholders.........     $ (4,104)       $    668      $ (6,778)
                                                                     ========        ========      ========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Class A Common Stock:
  Income before extraordinary item..............................     $  15.50        $  19.14      $  19.34
  Extraordinary item............................................        (0.16)              -             -
                                                                     --------        --------      --------
  Net income....................................................     $  15.34        $  19.14      $  19.34
                                                                     ========        ========      ========
Class B Common Stock:
  (Loss) income before extraordinary item.......................    $   (0.90)       $   0.17      $  (1.75)
  Extraordinary item............................................        (0.16)             -           -
                                                                    ---------        --------      --------
  Net (loss) income.............................................    $   (1.06)       $   0.17      $  (1.75)
                                                                    =========        ========      ========
Weighted average shares used in computation of
   basic and diluted income (loss) per share:
  Class A Common................................................          290             290           290
                                                                    =========        ========      ========
  Class B Common................................................        3,590           3,590         3,590
                                                                    =========        ========      ========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                 (In Thousands)

                                               Common Stock                                  Retained
                                      ------------------------------        Additional       Earnings
                                      Class A     Class B    Class C     Paid-in Capital     (Deficit)            Total
                                      -------     -------    -------     ---------------     ---------            -----
Balance at January 30,1999..........       $3        $36       -                 $12,803       $(87,239)       $(74,397)
Preferred stock dividends...........                                                             (5,171)         (5,171)
Accretion of preferred stock........                                                               (161)           (161)
Net income..........................                                                              5,821           5,821
                                    -----------------------------------------------------------------------------------
Balance at January 29,2000..........        3         36       -                  12,803        (86,750)        (73,908)
Preferred stock dividends...........                                                             (6,013)         (6,013)
Accretion of preferred stock........                                                               (163)           (163)
Net income..........................                                                             12,345          12,345
                                    -----------------------------------------------------------------------------------
Balance at February 3, 2001.........        3         36       -                  12,803        (80,581)        (67,739)
Preferred stock dividends...........                                                             (6,673)         (6,673)
Accretion of preferred stock........                                                               (163)           (163)
Gain on Purchase
  of  Preferred Stock...............                                                              1,726           1,726
Net income..........................                                                              4,447           4,447
                                    -----------------------------------------------------------------------------------
Balance at February 2, 2002.........       $3        $36       -                 $12,803       $(81,244)       $(68,402)
                                    ====================================================================================

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                 FISCAL YEAR ENDED
                                                                     ------------------------------------------
                                                                                    FEBRUARY 3,
                                                                     JANUARY 29,       2001         FEBRUARY 2,
                                                                        2000        (53 WEEKS)         2002
                                                                     -----------    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.....................................................      $ 5,821         $12,345        $ 4,447
 Adjustments to reconcile net income  to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets...............        6,420           6,547          7,068
    Amortization of other assets................................        2,029           2,378          2,410
    Loss on extinguishment of debt..............................          627               -              -
    Provision (recovery) of bad debts...........................          576             (90)           (11)
    Deferred income taxes.......................................        3,984           1,215           (236)
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable.........................................       (1,184)          2,259         (1,206)
    Inventories.................................................        1,450         (15,952)        10,519
    Prepaid and refundable income taxes.........................        1,587             117         (1,046)
    Accounts payable............................................        1,342           3,989         (4,935)
    Accrued expenses and other current liabilities..............        1,483             829         (1,472)
    Income taxes payable........................................          340              23           (363)
Other--net......................................................         (994)           (730)          (117)
                                                                      -------         -------        -------
           Net cash provided by operating activities............       23,481          12,930         15,058
                                                                      -------         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment........................       (3,402)         (6,165)        (6,592)
     Acquisition,  net of working capital effect................            -          (1,705)             -
     Proceeds from sale of property and equipment...............          887           1,294            824
                                                                      -------         -------        -------

           Net cash used in investing activities................       (2,515)         (6,576)        (5,768)
                                                                      -------         -------        -------

                                   (Continued)

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONCLUDED

                                 (In Thousands)

                                                                                 FISCAL YEAR ENDED
                                                                     ------------------------------------------
                                                                                    FEBRUARY 3,
                                                                     JANUARY 29,       2001         FEBRUARY 2,
                                                                        2000        (53 WEEKS)         2002
                                                                     -----------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under revolving credit agreements..................        (30,916)         (584)            -
  Proceeds of Term Loan.........................................         11,725             -             -
  Repayments of long-term debt..................................         (1,759)       (2,345)       (2,345)
  Purchase of preferred stock...................................              -             -        (1,852)
                                                                        -------       -------       -------
      Net cash used in  financing activities....................        (20,950)       (2,929)       (4,197)
                                                                        -------       -------       -------

INCREASE IN CASH AND CASH EQUIVALENTS...........................             16         3,425         5,093

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR............................................          3,397         3,413         6,838
                                                                        -------       -------       -------

CASH AND CASH EQUIVALENTS,
   END OF YEAR..................................................        $ 3,413       $ 6,838       $11,931
                                                                       ========      ========       =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest........................................       $ 16,184      $ 14,762       $14,654
                                                                       ========      ========       =======
  Net  (refunds) payments of income taxes.......................       $ (1,115)     $  7,358       $ 4,049
                                                                       ========      ========       =======

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
Redeemable Preferred Stock Issued in Lieu of Dividends..........       $  5,171      $  6,013       $ 6,673
                                                                       ========      ========       =======
Gain on purchase of preferred stock.............................                                    $ 1,726
                                                                                                    =======
Details of Acquisition:
  Fair Value of Net Assets Acquired.............................                     $    235
  Cash Paid.....................................................                       (1,940)
                                                                                     --------
  Net Cash Paid.................................................                     $ (1,705)
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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION-- The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP"). Such financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of significant intercompany accounts and transactions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of financial instruments reported in the accompanying consolidated balance sheets approximate their fair value. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is being depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful life or the term of the lease. Depreciable lives are generally as follows:

               Buildings and Improvements.................... 20-25 years
               Machinery, Equipment, Furniture
                   And Fixtures..............................  4-10 years

INVENTORIES--Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

INTANGIBLE ASSETS--Intangible assets of the Company consist of trademarks, goodwill and a covenant not to compete. Trademarks are being amortized over their estimated useful life of 17 years; goodwill was being amortized over the periods of expected benefit ranging from 10 to 35 years; and the covenant not to compete is being amortized over its three year term.

EVALUATION OF LONG-LIVED ASSETS--Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. Pursuant to SFAS No. 121, through February 2, 2002, there were no adjustments to the carrying amount of long-lived assets resulting from the Company's evaluation for any periods presented in the accompanying financial statements.

DEFERRED FINANCING FEES--Included in other assets are deferred financing fees ($2,800 and $2,100 at February 3, 2001 and February 2, 2002, respectively) which are being amortized over the term of the applicable obligations.

REVENUE RECOGNITION--Revenue is recognized at the time merchandise is shipped and title has passed. Allowances for sales returns and discounts are provided when sales are recorded.

INCOME TAXES--Income taxes have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes.

EARNINGS PER SHARE--Basic and diluted income (loss) per share is computed based upon the average outstanding shares of Class A and Class B common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," and SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No.141 requires that all business combinations be accounted under the purchase method and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 142 prohibits ratable periodic amortization of goodwill and indefinite-lived intangibles and requires that they be reduced in value only when periodic tests for impairment indicate that such reduction in value is appropriate. Other intangible assets are to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001.

The Company has not engaged in any business combinations to which SFAS No. 141 would apply. The Company will adopt SFAS Nos. 142 during the first quarter of its fiscal year ending February 1, 2003, but has not yet evaluated what effect the adoption of this statement will have on its financial statements. However, the company will no longer record amortization of goodwill which amounted to $726 for the year ended February 2, 2002.

In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" which supersedes SFAS No. 121 and provides accounting and reporting guidance for the impairment or disposal of certain long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Company has not yet assessed what impact, if any, the adoption of SFAS Nos. 143 and 144 will have on its financial position and results of operations.

4.  INVENTORIES

Inventories consist of the following:

                                                                       FEBRUARY 3,       FEBRUARY 2,
                                                                          2001              2002
                                                                       ----------        -----------
                    Finished goods.............................          $ 35,263          $33,772
                    Work-in-process............................            12,620            4,493
                    Raw materials and supplies.................             7,975            7,074
                                                                         --------          -------
                                                                         $ 55,858          $45,339
                                                                         ========          =======

5.  PROPERTY, PLANT AND EQUIPMENT- NET

 Property plant and equipment consists of the following:

                                                                       FEBRUARY 3,       FEBRUARY 2,
                                                                          2001              2002
                                                                       -----------       -----------
                Land.............................................        $    589         $    589
                Buildings and improvements.......................          13,012           13,769
                Machinery, equipment, furniture and fixtures.....          51,866           55,759
                                                                         --------         --------
                                                                           65,467           70,117
                Less accumulated depreciation and amortization ..         (33,512)         (39,462)
                                                                         --------         --------
                                                                         $ 31,955         $ 30,655
                                                                         ========         ========

During the fourth quarter of fiscal 2001, the Company announced its intention to consolidate its textile operations into a single expanded facility located in Asheville, North Carolina. Such consolidation and expansion is expected to be completed during fiscal 2003. As a result, the useful life of certain production equipment was adjusted as of the beginning of the fourth quarter of fiscal 2001, and certain other assets were written off. The necessary adjustments were recorded in the fourth quarter of the fiscal year ended February 2, 2002, and resulted in additional depreciation of $336 and a direct write-off of assets of $433, both of which were charged to cost of goods sold. The additional depreciation charges of approximately $336 will continue during each of the four quarters of the fiscal year ending February 1, 2003.

Depreciation expense for the fiscal years ended January 29, 2000, February 3, 2001,and February 2, 2002 was $6,420, $6,547, and $7,068, respectively.

6.  INTANGIBLE ASSETS-NET

Intangible assets consist of the following:

                                                                       FEBRUARY 3,       FEBRUARY 2,
                                                                          2001              2002
                                                                       -----------       -----------
                Trademarks--net of accumulated
                   amortization of $1,716 and $2,002...........         $   3,142         $  2,856
                Goodwill--net of accumulated
                   amortization of $3,864 and $4,590...........            20,122           19,396
                Covenant not to compete--net of accumulated
                   amortization of $294 and $620...............               706              380
                                                                        ---------         --------
                                                                        $  23,970         $ 22,632
                                                                        =========         ========

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                                        FEBRUARY 3,        FEBRUARY 2
                                                                           2001               2002
                                                                        -----------        ----------
                Accrued wages, fringe benefits and bonuses.....          $  6,753         $  5,841
                Accrued interest payable.......................             5,538            5,520
                Other..........................................             4,387            3,845
                                                                         --------         --------

                                                                         $ 16,678         $ 15,206
                                                                         ========         ========

8.  CREDIT AGREEMENT

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan was in the principal amount of $11,725, repayable in quarterly principal installments of $586, which commenced on July 1, 1999. The Loan Agreement is for an original term of three years with automatic one year renewals unless contrary notice is given by either party within 60 days of the expiration date. The Loan Agreement (as currently extended) expires March 11, 2003, and amounts due under it are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guarantee amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company's option. At February 2, 2002 there were no amounts outstanding under the Revolving Credit Facility. The weighted average interest rate on borrowings under the Loan Agreement during the years ended January 29, 2000, February 3, 2001 and February 2, 2002 was 8.3%, 9.5% and 7.3%,
respectively. Interest on the Term Loan borrowings at February 2, 2002 was payable at the rate of 5.25%

9.  10-7/8% SENIOR NOTES

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

10. EXTRAORDINARY ITEM

The Company recorded an extraordinary charge of $627 (net of taxes) during the year ended January 29, 2000, in connection with the signing of the Loan Agreement and concurrent repayment of an existing credit agreement. Such amount represents the write off of deferred financing fees and other costs related thereto.

11. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                                  YEAR ENDED
                                                                   ----------------------------------------
                                                                   JANUARY 29,    FEBRUARY 3,   FEBRUARY 2,
                                                                      2000           2001          2002
                                                                   -----------   ------------   -----------
                Current:
                  Federal......................................     $ 1,046         $7,135        $2,412
                  State and local..............................         183            700           228
                                                                    -------         ------        ------
                      Total current provision..................       1,229          7,835        $2,640
                                                                    -------         ------        ------
                Deferred:
                  Federal......................................       3,228            659        $(213)
                  State and local..............................         756            556          (23)
                                                                    -------         ------        ------
                      Total deferred (benefit) provision.......       3,984          1,215        $(236)
                                                                    -------         ------        ------

                Total tax (benefit) provision..................     $ 5,213         $9,050        $2,404
                                                                    =======         ======        ======

The Company's consolidated pre-tax income of $6,851 includes pre-tax losses of $454 attributable to foreign sources.

A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                                                 YEAR ENDED
                                                                   ----------------------------------------
                                                                   JANUARY 29,    FEBRUARY 3,   FEBRUARY 2,
                                                                      2000           2001          2002
                                                                   -----------    -----------   -----------
                Federal statutory tax rate.....................        35%            35%           35%
                State and local taxes--net of
                    Federal income tax benefit.................         5              4             3
                Foreign  losses with no tax benefit............         -              2             3
                Write off of deferred debt issuance costs .....         -              1            (6)
                                                                       --             --            --
                                                                       40%            42%           35%
                                                                       ==             ==            ==

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

                                                                       FEBRUARY 3,       FEBRUARY 2,
                                                                          2001              2002
                                                                       -----------       -----------
                  Deferred tax assets relating to:
                     Inventories...............................         $   1,259          $    994
                     Reserves not currently deductible.........             1,172               928
                                                                        ---------          --------
                          Total deferred tax assets............             2,431             1,922
                                                                        ---------          --------
                  Deferred tax liabilities relating to:
                     Property, plant and equipment.............            (3,709)           (2,500)
                     Goodwill and trademarks...................            (2,558)           (2,931)
                     Unremitted foreign earnings...............              (463)             (554)
                                                                        ---------          --------
                           Total deferred tax liabilities......            (6,730)           (5,985)
                                                                        ---------          --------

                           Net deferred tax (liability)........         $  (4,299)         $ (4,063)
                                                                        =========          ========

12. INCOME (LOSS) PER SHARE

Net income (loss) per share as presented in the accompanying statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding. Dividends and accretion on the Company's redeemable preferred stock (net of treasury shares) are deducted, and gains on repurchase of preferred stock (credited directly to the stockholders' deficiency) are added in arriving at income (loss) attributable to the Company's two classes of common stock. The 12.5% liquidation preference relating to the Company's Class A Common Stock is considered as per share earnings of that class only. Following is the computation of the per share amounts as presented in the Statement of
Operations:

                                                                                 YEAR ENDED
                                                               --------------------------------------------
                                                               JANUARY 29,     FEBRUARY 3,      FEBRUARY 2,
                                                                  2000            2001             2002
                                                               -----------     -----------      -----------
                                                                               (53 weeks)
       Net income (loss) income attributable to
         common stockholders.................................    $ (4,104)      $     668       $  (6,778)
                                                                 ========       =========       =========

       Net (loss) income per common share....................    $  (1.06)      $    0.17       $   (1.75)
       Preference per Class A common share...................       16.40           18.97           21.09
                                                                 --------       ---------       ---------
       Net income per Class A common share...................    $  15.34       $   19.14       $   19.34
                                                                 ========       =========       =========

       Net  (loss) income per Class B common share...........    $  (1.06)      $    0.17       $   (1.75)
                                                                 ========       =========       =========


13. EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company has a savings and investment plan under which eligible employees may contribute up to 16% of their compensation, subject to certain limitations. The Company matches 100% of pre-tax contributions up to the first 3% and 50% of the next 3%. During the years ended January 29, 2000, February 3, 2001 and February 2, 2002, the Company made cash contributions to the plan aggregating $689, $806 and $783, respectively.

14. CAPITAL STRUCTURE

REDEEMABLE PREFERRED STOCK

In connection with the Units Offering, in March 1997, the Company issued 1,200,000 shares of 13% Senior Exchangeable Preferred Stock ("Redeemable Preferred Stock") due 2009. Total shares authorized are 2,300,000. Dividends accrue quarterly at 13% on the sum of the liquidation value ($25 per share) plus accumulated and unpaid dividends thereon.

As required by the Certificate of Designations relating to the Redeemable Preferred Stock, the Company has paid stock dividends aggregating 1,004,147 shares ($25,104 liquidation value) through the year ended February 2, 2002. Dividends in the form of additional fully paid and non-assessable shares of Redeemable Preferred Stock in lieu of cash are permitted through the quarterly dividend declaration date of March 15, 2002. Thereafter, the Company is obligated to pay such dividends in cash, if and when declared. If the Company fails to make dividend payments for four consecutive quarters, the holders of the Redeemable Preferred Stock, voting together as a class, are entitled to elect two additional directors to the Company's Board of Directors.

On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all but not less than all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 ("Exchange Debentures"). The Redeemable Preferred Stock or the Exchange Debentures, if issued, will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002, at the redemption price of 101% of the liquidation preference or aggregate principal amount thereof (as the case may be), plus, in the case of the Redeemable Preferred Stock, an amount equal to all accumulated and unpaid dividends per share to the date of redemption, or in the case of the Exchange Debentures, an amount equal to all accumulated and unpaid interest thereon to the date of redemption. On March 15, 2009, the Company is required to redeem all outstanding shares of the Redeemable Preferred Stock at an amount equal to the liquidation preference and all accumulated and unpaid dividends. The Redeemable Preferred Stock was recorded at an amount equal to the proceeds (net of discounts) less an amount attributable to the Class B Common Stock issued in Connection with the Units Offering.

On December 31, 2001, the Company repurchased from an unrelated third party 146,711 shares of Redeemable Preferred Stock for an aggregate cost of $1,852 (approximately $12.62 per share). The carrying value of such shares at the time of purchase was $3,578 (approximately $24.39). The difference of $1,726 between the aggregate cost and the carrying value has been credited to stockholders' deficiency.

COMMON STOCK

The Class A Common Stock accretes liquidation preference at the rate of 12.5% per annum, compounded quarterly, which is payable prior to distribution of dividends on Common Stock.

Holders of Class B Common Stock are entitled to one vote per share on all matters to be voted on by stockholders, while holders of Class A Common Stock and Class C Common Stock have no right to vote on any matters except in special circumstances, such as a merger, consolidation, recapitalization or reorganization of the Company.

15. STOCK OPTION PLAN

Effective January 1, 2002, the Company adopted a stock option plan (the "2002 Stock Option Plan") which authorizes the granting of options for approximately 5.0% of the outstanding Class B Common Stock on a fully diluted basis. The 2002 Stock Option Plan may be terminated by the Company at any time. The options may be granted to certain members of management and key employees and are subject to time vesting as well as vesting provisions relating to the sale or recapitalization of the Company, as defined. The exercise price of such options is the fair market value of the Common Stock as of the date of grant. Options to purchase 90,000 shares were granted to certain members of management and key employees on January 1, 2002 at an exercise price of $1 per share, the fair value at date of grant. The 2002 Stock Option Plan replaced an existing plan pursuant to which options to purchase shares (none of which were exercisable) were cancelled. At February 2, 2002, options to purchase 90,000 shares (22,500 of which are exercisable) were outstanding. The weighted average fair value of options granted in fiscal 2001 was $1.00. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the effect on the Company's results of operations would have been immaterial.

16. COMMITMENTS AND CONTINGENCIES

LEASES--The Company is obligated under various leases for equipment, office space and distribution facilities which expire at various dates through 2008. Future minimum rental commitments under noncancelable operating leases, with terms in excess of one year, are as follows:

Fiscal Year Ending:
       2003.................................. $  2,721
       2004..................................    2,248
       2005..................................    2,145
       2006..................................    2,033
       2007..................................    1,061
       Thereafter............................      842
                                              --------
            Total............................ $ 11,050
                                              ========

Rental expense for the years ended January 29, 2000, February 3, 2001 and February 2, 2002 was $1,143, $1,834 and $2,441, respectively.

LITIGATION-- The Company is party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.

LETTERS OF CREDIT--At February 2, 2002, the Company was party to open letters of credit in the amount of $1,108, expiring through December 2002.

ENVIRONMENTAL MATTERS--Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility. In 1990, Winston Mills, Inc., a subsidiary of McGregor Corporation ("McGregor"), entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning such contamination. Since that time, McGregor, through Culligan International Company ("Culligan"), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates range from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the acquisition of the Anvil business (the "Acquisition"). This indemnity is guaranteed by Culligan and by Astrum International Corp. (now known as Samsonite Corporation), an affiliate of McGregor, in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR. McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Samsonite have also guaranteed McGregor's obligations under these indemnities.

17. SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                                     ANVIL KNITWEAR, INC.              COTTONTOPS, INC.
                                                 -----------------------------    --------------------------
                                                  FEBRUARY 3,    FEBRUARY 2,      FEBRUARY 3,     FEBRUARY 2,
                                                     2001           2002             2001            2002
                                                 ------------    -----------      -----------     -----------
   Current assets............................       $  93,582     $  89,860          $  2,584      $  1,570
                                                    ---------     ---------          --------      --------
   Total assets..............................       $ 153,324     $ 145,725          $  2,751      $  1,867
                                                    ---------     ---------          --------      --------
   Current liabilities.......................       $  31,898     $  25,128          $    501      $    502
                                                    ---------     ---------          --------      --------
   Long-term liabilities.....................       $ 141,516     $ 138,092
                                                    =========     =========
   Total liabilities.........................       $ 173,414     $ 163,220          $    501      $    502
                                                    =========     =========          ========      ========
   Stockholders' equity  (deficiency)........       $ (20,090)    $ (15,643)         $  2,250      $  1,365
                                                    =========     =========          ========      ========

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                       ANVIL KNITWEAR, INC.                               COTTONTOPS, INC.
                             ------------------------------------------   --------------------------------------------
                                           YEAR ENDED                                      YEAR ENDED
                             ------------------------------------------   --------------------------------------------
                               JANUARY 29,    FEBRUARY 3,   FEBRUARY 2,      JANUARY 29,    FEBRUARY 3,   FEBRUARY 2,
                                  2000           2001          2002             2000           2001          2002
                             -------------    -----------   -----------   --------------    -----------   ------------
                                              (53 weeks)                                    (53 Weeks)
     Net sales...........       $198,930       $216,537      $ 199,661         $4,133          $6,815        $6,740
                                ========       ========      =========         ======          ======        ======
     Operating income (loss)    $ 28,349       $ 37,487      $  22,246         $ (934)         $   42        $   22
                                ========       ========      =========         ======          ======        ======
     Interest expense....       $ 15,793       $ 14.903      $  14,636
                                ========       ========      =========
     Net income (loss)...       $  5,821       $ 12,345      $   4,447         $ (545)         $   42        $   36
                                ========       ========      =========         ======          ======        ======

Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed the Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holding's only direct subsidiary. In addition to Cottontops, Anvil has five other non-guarantor direct subsidiaries: A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; and CDC GmbH, organized in Germany. Cottontops owns 100% of the stock of ISP Honduras Limitada, S.A., organized in Honduras. Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

18. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

BRS and 399 Venture are significant stockholders of the Company and each have two designees on the Company's Board of Directors.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                        FISCAL 2000 (53 WEEKS)                             FISCAL 2001
                                ------------------------------------------    ----------------------------------------
                                                QUARTER                                      QUARTER
                                ------------------------------------------    ----------------------------------------
                                   FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                ---------    -------    -------    -------    -------    -------    -------    -------
Net sales.....................    $59,124    $56,840    $49,724    $50,849    $57,760    $53,050    $43,563    $45,288
Gross profit..................     17,180     16,588     15,217     13,747    $14,457     12,084      9,939     10,624
Operating profit (loss).......     10,597     10,727      8,675      7,488      7,553      6,088      3,655      4,950
Net income (loss).............      3,884      4,028      2,877      1,556      1,996      1,314       (156)     1,293

Basic and diluted income (loss)
 per share:
Class A Common Stock:
   Net income.................    $  4.73    $  4.86    $  4.70    $  4.85    $  4.47    $  4.66    $  4.43    $  5.77
                                  =======    =======    =======    =======    =======    =======    =======    =======
Class B Common Stock:
   Net income (loss)..........    $  0.30    $  0.32    $ (0.01)   $ (0.44)   $ (0.23)   $ (0.48)   $ (0.89)   $ (0.15)
                                  =======    =======    =======    =======    =======    =======    =======    =======

                                   SCHEDULE II

                      ANVIL HOLDINGS, INC. AND SUSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                             Balance At   Charged to    Charged to                     Balance At
                                             beginning     costs and      other                          end of
             Description                      of year      expenses     accounts       Deductions(a)      year
             -----------                      -------      --------     --------       -------------      ----
Year ended January 29, 2000
  Allowance for doubtful accounts........    $  635         $  568                         $  (8)        $1,211
                                             ======         ======                         =====         ======
Year ended February 3, 2001
  Allowance for doubtful accounts........    $1,211         $    3                         $ (93)        $1,121
                                             ======         ======                         =====         ======
Year ended February 2, 2002
  Allowance for doubtful accounts........    $1,121         $  317                         $(328)        $1,110
                                             ======         ======                         =====         ======

----------
   (a)  Accounts written off or collected - net