Form 10-Q
period 2002-05-04
ANVIL HOLDINGS INC
filed 2002-06-13
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended May 4, 2002

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

At June 13, 2002, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,592,500 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

            Consolidated Balance Sheets as of May 4, 2002 (Unaudited)
            and February 2, 2002....................................         3

            Unaudited Consolidated Statements of Operations for the
            Quarters Ended May 4, 2002 and May 5, 2001..............         4

            Unaudited Consolidated Statements of Cash Flows for the
            Quarters Ended May 4, 2002 and May 5, 2001..............         5

            Unaudited Notes to Consolidated Financial Statements....         6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS........        10

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK..........................................        16


PART II.  OTHER INFORMATION

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............        16

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................        16

SIGNATURES..........................................................        17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                     MAY 4,    FEBRUARY 2,
                                                      2002        2002*
                                                      ----        -----
                  ASSETS                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents......................  $  18,344    $  11,931
  Accounts receivable, less allowances for
    doubtful accounts of $1,188 and $1,110.......     33,822       28,827
  Inventories....................................     35,509       45,339
  Prepaid and refundable income taxes............      1,043        1,046
  Deferred income taxes-current portion..........      1,696        1,696
  Prepaid expenses and other current assets......        889        1,021
                                                   ---------    ---------
            Total current assets.................     91,303       89,860

PROPERTY, PLANT AND EQUIPMENT--Net...............     31,930       30,655
INTANGIBLE ASSETS--Net ..........................     22,474       22,632
OTHER ASSETS.....................................      2,448        2,578
                                                   ---------    ---------
                                                   $ 148,155    $ 145,725
                                                   =========    =========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable...............................  $   7,849    $   7,577
  Accrued expenses and other current liabilities.     13,528       15,206
  Current portion of term loan...................      4,690        2,345
   Income taxes payable..........................      1,927          -
                                                   ---------    ---------
                  Total current liabilities......     27,994       25,128
                                                   ---------    ---------
LONG-TERM PORTION OF TERM LOAN...................        -          2,931
                                                   ---------    ---------
10-7/8% SENIOR NOTES.............................    128,103      128,005
                                                   ---------    ---------
DEFERRED INCOME TAXES............................      5,759        5,759
                                                   ---------    ---------
OTHER LONG-TERM OBLIGATIONS......................      1,159        1,397
                                                   ---------    ---------
REDEEMABLE PREFERRED STOCK
     (Liquidation value $56,895 and $55,104).....     56,288       54,527
LESS-REDEEMABLE PREFERRED STOCK IN TREASURY
     (Liquidation value $4,783 and $3,668).......     (4,852)      (3,620)
                                                   ---------    ---------
REDEEMABLE PREFERRED STOCK*Net...................     51,436       50,907
                                                   ---------    ---------
STOCKHOLDERS'  DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative;
        authorized 500,000 shares, issued and
        outstanding:  290,000 shares (aggregate
        liquidation value, $54,320 and $52,758)..          3            3
      Class B, $.01 par value, authorized
        7,500,000 shares; issued and outstanding:
        3,592,500 and 3,590,000 shares...........         36           36
      Class C, $.01 par value; authorized
        1,400,000 shares; none  issued...........        -            -
    Additional paid-in capital...................     12,806       12,803
    Deficit......................................    (79,141)     (81,244)
                                                   ---------    ---------
           Total stockholders' deficiency........    (66,296)     (68,402)
                                                   ---------    ---------
                                                   $ 148,155    $ 145,725
                                                   =========    =========

               See notes to consolidated financial statements.

*Derived from audited financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)



                                                       FISCAL QUARTER ENDED
                                                    --------------------------
                                                    MAY 4, 2002    MAY 5, 2001
                                                    -----------    -----------
                                                           (Unaudited)
NET SALES...................................         $  63,355      $  57,760
COST OF GOODS SOLD..........................            47,111         43,303
                                                     ---------      ---------
       Gross profit.........................            16,244         14,457
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES.................................             6,702          6,555
AMORTIZATION OF INTANGIBLE ASSETS...........               158            349
                                                     ---------      ---------
        Operating income....................             9,384          7,553
OTHER EXPENSES:
    Interest expense........................             3,567          3,806
    Other expense-net, principally
      amortization of debt expense..........               148            203
                                                     ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES....             5,669          3,544

PROVISION FOR INCOME TAXES..................             2,290          1,548
                                                     ---------      ---------

NET INCOME..................................             3,379          1,996
Less preferred stock dividends and
   accretion................................            (1,632)        (1,536)
Less Common A preference....................            (1,562)        (1,364)
Add gain on purchase of preferred stock.....               356             -
                                                     ---------      ---------
Net Income (Loss) Attributable to Common
   Stockholders.............................         $     541      $    (904)
                                                     =========      =========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock........................         $    5.53      $    4.47
                                                     =========      =========

Class B Common Stock........................         $    0.14      $   (0.23)
                                                     =========      =========

Weighted average shares used in computation of
    basic and diluted income (loss) per share:
  Class A Common............................               290            290
                                                     =========      =========
  Class B Common............................             3,591          3,590
                                                     =========      =========



               See notes to consolidated financial statements.

                         ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Except Share Data)

                                                                 FISCAL QUARTER ENDED
                                                                 --------------------
                                                                   MAY 4,      MAY 5,
                                                                    2002        2001
                                                                    ----        ----
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ................................................   $  3,379    $  1,996
    Adjustments to reconcile net income to net
       cash (used) provided by operating activities:
    Depreciation and amortization of fixed assets .............      2,161       1,659
    Amortization of other assets ..............................        406         626
    Provision for bad debts ...................................         78        --
Changes in operating assets and liabilities:
    Accounts receivable .......................................     (5,073)     (6,783)
    Inventories ...............................................      9,830      (3,001)
    Accounts payable ..........................................        272      (5,097)
    Accrued expenses & other liabilities ......................     (1,678)     (4,004)
    Income taxes payable ......................................      1,927         911
    Other--net ................................................       (120)        590
                                                                  --------    --------
           Net cash provided by (used in)  operating activities     11,182     (13,103)
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .......................     (3,444)     (1,918)
    Proceeds from disposals of property and equipment .........          8         250
                                                                  --------    --------
          Net cash used  in investing activities ..............     (3,436)     (1,668)
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of  Term Loan .................................       (586)       (586)
     Borrowings under revolving credit agreements .............       --        11,459
     Purchase of preferred stock ..............................       (747)       --
                                                                  --------    --------
          Net cash (used in)  provided by financing activities      (1,333)     10,873


INCREASE (DECREASE) INCREASE IN CASH ..........................      6,413      (3,898)
CASH, BEGINNING OF PERIOD .....................................     11,931       6,838
                                                                  --------    --------
CASH, END OF PERIOD ...........................................   $ 18,344    $  2,940
                                                                  ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ......................................   $  7,106    $  7,345
                                                                  ========    ========
  Cash paid  for income taxes .................................   $    358    $    637
                                                                  ========    ========

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Redeemable preferred stock issued in lieu of dividends ....   $  1,591    $  1,495
                                                                  ========    ========
    Gain on purchase of preferred stock .......................   $    356
                                                                  ========


               See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES            FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 -GENERAL

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003, or any other period. The balance sheet at February 2, 2002 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended February 2, 2002 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2  - CREDIT AGREEMENTS, ETC.

Anvil's Loan and Security Agreement, as amended on May 28, 2002 (the "Loan Agreement"), provides for a maximum credit facility of $50,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement is for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2003. The Term Loan was in the original principal amount of $11,725, repayable in quarterly principal installments of $586

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES            FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)


through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company's option. At May 4, 2002, there were no amounts outstanding under the Revolving Credit Facility.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value) through May 4, 2002. This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date. Dividends subsequent to that date are required to be paid in cash. Because of restrictions on certain payments and investments contained in the Company's Senior Note Indenture, the Board of Directors of Anvil Holdings, Inc. has determined not to declare or pay the quarterly dividend of June 15, 2002. If the Company fails to make dividend payments for four consecutive quarters, the holders of the Senior Exchangeable Preferred Stock, voting together as a class, are entitled to elect two additional directors to the Company's Board of Directors.

NOTE  3  -  INVENTORIES

Inventories at May 4, 2002 and February 2, 2002 consisted of the following:

                                     May 4, 2002    February 2, 2002
                                     -----------    ----------------

            Finished goods             $24,492           $33,772
            Work-in-process              3,949             4,493
            Raw materials & supplies     7,068             7,074
                                       -------           -------
                                       $35,509           $45,339
                                       =======           =======


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

Effective at the beginning of the quarter ended May 4, 2002, the Company adopted the provisions of SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill. Previously recorded amortization had amounted to $719 annually, and $187 in the quarter ended May 5, 2001. Goodwill at May 4, 2002 (net of amortization recorded through the fiscal year ended February 2, 2002) amounted to $19,416.

Intangible assets being amortized consist of the following:

                                                         MAY 4, 2002,    FEBRUARY 2,
                                                             2002           2002
                                                             ----           ----
           Trademarks--net of accumulated
              amortization of $2,077 and $2,002........   $    2,781    $    2,856
           Covenant not to compete--net of accumulated
              amortization of $723 and $640............          277           360
                                                          ----------    ----------
                                                          $    3,058    $    3,216
                                                          ==========    ==========

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES            FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)


Amortization expense relating to the above intangible assets will be as follows for each of the next five fiscal years, beginning with the year ending February 1, 2003: $619 (including $158 for the quarter ended May 4,
2002), $313, $286, $286 and $286, respectively.

The following table presents the adjusted amounts for the quarter ended May 5, 2001 had the Company applied the nonamortization provisions of SFAS 142 during that period.

                                                              QUARTER ENDED
                                                              -------------
                                                            MAY 4,      MAY 5,
                                                             2002        2001
                                                             ----        ----
Reported net income ...............................       $   3,379    $  1,996
Add- goodwill amortization (net of tax effect) ....            --           105
                                                          ---------    --------
Adjusted net income ...............................       $   3,379    $  2,101
                                                          =========    ========

Reported basic and diluted income per share,
     Class A Common Stock .........................       $    5.53    $   4.47
Add- goodwill amortization (net of tax effect) ....            --      $   0.03
                                                          ---------    --------
Adjusted basic and diluted income per share,
     Class A Common Stock .........................       $    5,53    $   4,50
                                                          =========    ========

Reported basic and diluted income (loss) per share,
     Class B Common Stock .........................       $    0.14    $  (0.23)
Add- goodwill amortization (net of tax effect) ....            --      $   0.03
                                                          ---------    --------
Adjusted basic and diluted income (loss) per share,
     Class B Common Stock .........................       $    0.14    $  (0.20)
                                                          =========    ========


NOTE 5 - INCOME (LOSS) PER SHARE

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

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES            FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)



NOTE  6 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings. The amounts presented below for Anvil are consolidated amounts which include Cottontops.

                                     ANVIL KNITWEAR, INC.        COTTONTOPS, INC.
                                    -----------------------   ---------------------
                                      MAY 4,    FEBRUARY 2,    MAY 4,    FEBRUARY 2,
                                      2002         2002         2002        2002
                                      ----         ----         ----        ----
Current assets ..................   $  91,303    $  89,860    $   3,057   $   1,570
                                    =========    =========    =========   =========
Total assets ....................   $ 148,155    $ 145,725    $   3,556   $   1,867
                                    =========    =========    =========   =========
Current liabilities .............   $  27,994    $  25,128    $     801   $     502
                                    =========    =========    =========   =========
Long-term liabilities ...........   $ 135,021    $ 138,092
                                    =========    =========
Total liabilities ...............   $ 163,015    $ 163,220    $     801   $     502
                                    =========    =========    =========   =========
Stockholder's (deficiency) equity   $ (14,860)   $ (15,643)   $   2,755   $   1,365
                                    =========    =========    =========   =========


Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                  ANVIL KNITWEAR, INC.    COTTONTOPS, INC.
                                  --------------------   -----------------
                                     QUARTER ENDED         QUARTER ENDED
                                     -------------         -------------
                                     MAY 4,   MAY 5,      MAY 4,   MAY 5,
                                      2002     2001        2002     2001
                                      ----     ----        ----     ----
Net sales......................    $63,355  $57,760      $2,774   $1,696
Operating income...............      9,384    7,553         316       54
Interest expense...............      3,567    3,806          -        -
Net income.....................      3,379    1,996         190       35

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's significant accounting policies are more fully described in Note 3 to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended February 2, 2002. The application of accounting policies require judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant accounting policies include:

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

EVALUATION OF INTANGIBLE AND LONG-LIVED ASSETS--Long-lived assets, including intangible assets, are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating assets for recoverability, the Company estimates the fair value of the respective asset using valuation techniques which may incorporate cash flow estimates, multiples of earnings, market values and similar criteria.

RESULTS OF OPERATIONS

The Company's results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company's customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure from time to time in response to price changes. The Company generally does not lead its competitors in pricing, but instead modifies its prices to the extent necessary to remain competitive with those set by its competitors.

The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operations. The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from a number of yarn suppliers, generally placing orders, as appropriate, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate principally as a result of supply and demand in the yarn market and supply and demand in the raw cotton market. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, management has been successful in mitigating the impact of fluctuating yarn prices and is continually reviewing and adjusting the Company's purchase commitments to take advantage of price changes. Yarn utilization costs included in the fiscal quarter just ended reflect the lower prices paid under purchase commitments made in prior fiscal periods. The Company expects such benefits to continue into the remainder of the fiscal year.

During the fiscal year ended February 2, 2002, the Company announced its intention to consolidate its textile operations into a single expanded facility located in Asheville, North Carolina. Such consolidation and expansion is expected to be completed during the fiscal year ending January 31, 2004. As a result, the useful life of certain production equipment was adjusted, and certain other assets were written off. The necessary adjustments were recorded in the fourth quarter of the fiscal year ended February 2, 2002, and resulted in additional depreciation of $0.3 million and a direct write-off of assets of $0.4 million, both of which were charged to cost of goods sold. The additional depreciation charge of $0.3 million will continue during each of the four quarters of the fiscal year ending February 1, 2003.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                      FISCAL QUARTER ENDED
                                                      --------------------
                                                      MAY 4,        MAY 5,
                                                      2002           2001
                                                      ----           ----
STATEMENT  OF OPERATIONS DATA:
   Net sales ..................................       100.0%         100.0%
   Cost of goods sold .........................        74.4           75.0
   Gross profit ...............................        25.6           25.0
   Selling, general and administrative expenses        10.6           11.3
   Interest expense ...........................         5.6            6.6
OTHER DATA:
   EBITDA (1)..................................  $ 11.7 million  $ 9.6 million
           Percentage of net sales ............        18.5%          16.6%


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

QUARTER ENDED MAY 4, 2002 COMPARED TO QUARTER ENDED MAY 5, 2001

NET SALES for the quarter ended May 4, 2002 amounted to $63.4 million, as compared to $57.8 million for the first quarter of the prior year, an increase of $5.6 million, or 9.7%. Total units sold were nearly 20% higher for the current quarter, compared to the prior year's quarter, while the average selling price declined by approximately 8%.

GROSS PROFIT for the quarter ended May 4, 2002 increased approximately $1.8 million (12.3%). Gross margin for the quarter improved slightly to 25.6% from 25.0% in the prior year's quarter. This improvement is primarily the result of lower yarn prices, partially offset by lower selling prices and an unfavorable change in the product mix of goods sold toward goods having slightly lower profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) were approximately the same for each of the quarters ended May 4, 2002 and May 5, 2001. Higher advertising costs were largely offset by reductions in other selling, general and administrative expenses.

INTEREST EXPENSE declined $0.2 million (6.2%) in the current quarter compared to the same period of the prior year. Interest rates have declined slightly, and during the current fiscal quarter, the Company had no borrowings under its Revolving Credit Facility.

AMORTIZATION OF INTANGIBLE ASSETS declined by $0.2 million as the result of the Company's adoption, in the current fiscal quarter, of SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." See, "Recent Accounting Pronouncement," below.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $6.6 million in the year ended February 2, 2002 and $6.2 million in the year ended February 3, 2001. Historically, the Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

Management estimates that capital expenditures in the current fiscal year will aggregate approximately $15 million. This amount includes expenditures relating to the aforementioned consolidation of the Company's textile facilities, as well as routine capital expenditures in the ordinary course of business. For fiscal years thereafter, current estimates are that capital expenditures will approximate $6 million annually.

The Company's principal working capital requirements are financing accounts receivable and inventories. At May 4, 2002 the Company had net working capital of approximately $63.3 million, comprised of $18.3 million in cash and cash equivalents, $33.8 million of accounts receivable, $35.5 million of inventories, $3.7 million of other current assets, and $28.0 million in accounts payable and other current liabilities.

Anvil's Loan and Security Agreement, as amended on May 28, 2002 (the "Loan Agreement"), provides for a maximum credit facility of $50 million, consisting of a term loan (the "Term

Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement is for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2003. The Term Loan was in the original principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company's option. At May 4, 2002, there were no amounts outstanding under the Revolving Credit Facility.

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

The Company's ability to satisfy its debt obligations, including, in the case of Anvil, to pay principal and interest on the Senior Notes and, in the case of Holdings, to pay principal and interest on the Exchange Debentures, if issued, to perform its obligations under its guarantees and to pay cash dividends on the Senior Preferred Stock, will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Loan Agreement. However, the Company may be required to refinance a portion of the principal of the Senior Notes and, if issued, the Exchange Debentures prior to their maturity and, if the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that if any of these remedies are necessary, they could be effected on satisfactory terms, if at all. Anvil Holdings believes that it is in compliance with the covenants of its debt obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

During the current fiscal quarter, the Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS," and SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No.141 requires that all business combinations be accounted under the purchase method and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 142 prohibits ratable periodic amortization of goodwill and indefinite-lived intangibles and requires that they be reduced in value only when periodic tests for impairment indicate that such reduction in value is appropriate. Other intangible assets are to be amortized over their useful lives. SFAS No. 144 provides accounting and reporting guidance for the impairment or disposal of certain long-lived assets.

The Company has not engaged in any business combinations to which SFAS No. 141 would apply. The Company's accounting treatment for assets related to the consolidation of its textile facility (discussed above) is in conformity with the requirements of SFAS No. 144. There have been no other adjustments to the carrying value of long-lived assets. The adoption of SFAS No. 142 during the first quarter of the current fiscal year did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill. Previously recorded amortization had amounted to approximately $0.7 million annually, or approximately $0.2 million during each fiscal quarter.

In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS 143 will have a material impact on its financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its potential exposure to market and interest rate risk is not material.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      See Note 2 to Financial Statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

     4.1 Amendment No. 1 dated May 28, 2002 to Loan and Security Agreement by and among Congress Financial Corporation, Anvil, Holdings and Cottontops.

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




ANVIL HOLDINGS, INC.
(Registrant)



/s/ PASQUALE BRANCHIZIO
-------------------------
Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)






Dated: June 13, 2002