Form 10-Q
period 2002-08-03
ANVIL HOLDINGS INC
filed 2002-09-12
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the Quarterly Period Ended August 3, 2002

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

                                 Yes _X__ No __

At September 12, 2002, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,592,500 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                                                                                                    PAGE

                  Consolidated Balance Sheets as of August 3, 2002 (Unaudited)
                  and February 2, 2002.............................................................    3

                  Unaudited Consolidated Statements of Operations for the
                  Quarters and Six Months Ended August 3, 2002
                   and August 4, 2001..............................................................    4

                  Unaudited Consolidated Statements of Cash Flows for the
                  Six Months Ended August 3, 2002 and August 4, 2001...............................    5

                  Unaudited Notes to Consolidated Financial Statements.............................    6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................   10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK....................................................................   16

         ITEM 4.  CONTROLS AND PROCEDURES..........................................................   16

PART II.  OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................   17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................  17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................   17

SIGNATURES.........................................................................................   18

CERTIFICATIONS.....................................................................................   19


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                         AUGUST 3,          FEBRUARY 2,
                                                                            2002               2002*
                                                                          --------           --------
                           ASSETS                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents............................................. $  28,443         $  11,931
  Accounts receivable, less allowances for doubtful accounts of
    $1,290 and $1,110...................................................    29,291            28,827
  Inventories...........................................................    28,178            45,339
  Prepaid and refundable income taxes...................................     1,042             1,046
  Deferred income taxes-current portion.................................     1,696             1,696
  Prepaid expenses and other current assets.............................     2,412             1,021
                                                                          --------          --------
            Total current assets........................................    91,062            89,860

PROPERTY, PLANT AND EQUIPMENT--Net......................................    33,765            30,655
GOODWILL-Net............................................................    19,416            19,416
INTANGIBLE ASSETS--Net .................................................     2,907             3,216
OTHER ASSETS............................................................     2,354             2,578
                                                                          --------          --------
                                                                          $149,504          $145,725
                                                                          ========          ========

              LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable......................................................  $  9,258        $    7,577
  Accrued expenses and other current liabilities........................    18,097            15,206
  Current portion of term loan..........................................     4,104             2,345
   Income taxes payable.................................................     1,598               -
                                                                          --------          --------
                  Total current liabilities.............................    33,057            25,128
                                                                          --------          --------
LONG-TERM PORTION OF TERM LOAN..........................................     -                 2,931
                                                                          --------          --------
10-7/8% SENIOR NOTES....................................................   128,200           128,005
                                                                          --------          --------
DEFERRED INCOME TAXES...................................................     5,759             5,759
                                                                          --------          --------
OTHER LONG-TERM OBLIGATIONS.............................................       999             1,397
                                                                          --------          --------
REDEEMABLE PREFERRED STOCK
     (Liquidation value $58,743 and $55,104)............................    58,187            54,527
LESS-REDEEMABLE PREFERRED STOCK IN TREASURY
     (Liquidation value $15,599 and $3,668).............................   (15,569)           (3,620)
                                                                          --------          --------
REDEEMABLE PREFERRED STOCK-Net...........................................   42,618            50,907
                                                                          --------          --------
STOCKHOLDERS'  DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding:  290,000 shares
        (aggregate liquidation value, $56,004 and $52,758)..............         3                 3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,592,500 and 3,590,000 shares.....................        36                36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued       -                  -
    Additional paid-in capital..........................................    12,806            12,803
    Deficit.............................................................   (73,974)          (81,244)
                                                                          --------          --------
           Total stockholders' deficiency...............................   (61,129)          (68,402)
                                                                          --------          --------
                                                                          $149,504          $145,725
                                                                          ========          ========

---------------------
*Derived from audited financial statements.

                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)



                                                                    FISCAL QUARTER ENDED         FISCAL SIX MONTHS ENDED
                                                                ---------------------------    --------------------------
                                                                AUG 3, 2002     AUG 4, 2001    AUG 3, 2002    AUG 4, 2001
                                                                -----------     -----------    -----------    -----------
                                                                        (Unaudited)                    (Unaudited)

NET SALES......................................................  $64,546          $53,050        $127,901      $110,810
COST OF GOODS SOLD.............................................   46,450           40,966          93,561        84,269
                                                                  ------           ------        --------        ------
GROSS PROFIT...................................................   18,096           12,084          34,340        26,541
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES....................................................    6,031            5,675          12,733        12,230
AMORTIZATION OF INTANGIBLE ASSETS..............................      151              321             309           670
                                                                 -------           ------        --------        ------
OPERATING INCOME...............................................   11,914            6,088          21,298        13,641
INTEREST EXPENSE...............................................    3,480            3,722           7,047         7,528
AMORTIZATION OF DEBT EXPENSE AND OTHER - NET...................      263              166             411         369
                                                                 -------           ------          ------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES.......................    8,171            2,200          13,840         5,744

PROVISION FOR INCOME TAXES.....................................    3,270              886           5,560         2,434
                                                                   -----            -----         -------        ------

NET INCOME.....................................................    4,901            1,314           8,280         3,310
Less preferred stock dividends and accretion..................    (1,631)          (1,675)         (3,263)        (3,211)
Less Common A preference.......................................   (1,684)          (1,490)         (3,246)        (2,854)
Add gain on purchases of preferred stock.......................    1,897               -            2,253           -
                                                                 -------         ---------         ------      --------
Net Income (Loss) Attributable to Common Stockholders.........   $ 3,483          $ (1,851)        $4,024       $ (2,755)
                                                                 =======         =========         ======      =========

BASIC AND DILUTED INCOME  (LOSS) PER COMMON SHARE:

Class A Common Stock...........................................   $ 6.70            $ 4.66        $ 12.23         $ 9.13
                                                                  ======            ======        =======         ======

Class B Common Stock...........................................   $ 0.90            $(0.48)       $  1.04        $ (0.71)
                                                                  ======           =======        =======       ========

Weighted average shares used in computation of basic and diluted income (loss) per share:
  Class A Common...............................................      290               290            290            290
                                                                     ===               ===            ===            ===
  Class B Common...............................................    3,593             3,590          3,592          3,590
                                                                   =====             =====          =====          =====



                See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands, Except Share Data)

                                                              FISCAL SIX MONTHS ENDED
                                                              -----------------------
                                                               AUGUST 3,  AUGUST 4,
                                                                 2002       2001
                                                                 ----       ----
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...........................................   $  8,280    $  3,310
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets ........      4,340       3,281
    Amortization of other assets .........................        748       1,207
    Provision for bad debts ..............................        180        --
Changes in operating assets and liabilities:
    Accounts receivable ..................................       (644)      3,209
    Inventories ..........................................     17,161       6,982
    Prepaid and refundable income taxes ..................          4        (393)
    Prepaid expenses and other current assets ............     (1,391)       --
    Accounts payable .....................................      1,681      (5,920)
    Accrued expenses & other liabilities .................      2,891        (565)
    Income taxes payable .................................      1,598        (363)
    Other--net ...........................................       (414)        129
                                                             --------    --------
           Net cash provided by operating activities .....     34,434      10,877
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ..................     (7,644)     (3,856)
    Proceeds from disposals of property and equipment ....        193         254
                                                             --------    --------
          Net cash used  in investing activities .........     (7,451)     (3,602)
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of  Term Loan ............................     (1,172)     (1,172)
     Purchase of preferred stock .........................     (9,299)       --
                                                             --------    --------
          Net cash used in financing activities ..........    (10,471)     (1,172)
                                                             --------    --------

INCREASE IN CASH .........................................     16,512       6,103
CASH, BEGINNING OF PERIOD ................................     11,931       6,838
                                                             --------    --------
CASH, END OF PERIOD ......................................   $ 28,443    $ 12,941
                                                             ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest .................................   $  7,106    $  7,537
                                                             ========    ========
  Cash paid  for income taxes ............................   $  3,908    $  3,190
                                                             ========    ========

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Redeemable preferred stock issued in lieu of
      dividends...........................................   $  1,591    $  3,129
                                                             ========    ========
    Preferred stock dividends payable in cash ............   $  1,694
                                                             ========
    Gain on purchase of preferred stock ..................   $  2,253
                                                             ========



                 See notes to consolidated financial statements.

                 ANVIL HOLDINGS, INC. AND SUBSIDIARIES FORM
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 - GENERAL

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003, or any other period. The balance sheet at February 2, 2002 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended February 2, 2002 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2  - CREDIT AGREEMENTS, ETC.

Anvil's Loan and Security Agreement, as amended on May 28, 2002 (the "Loan Agreement"), provides for a maximum credit facility of $50,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement was for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2003. The Term Loan was in the original principal amount of $11,725, repayable in quarterly principal installments of $586 through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Amounts due under the Loan Agreement are guaranteed by Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops," a wholly-owned subsidiary of Anvil). Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company's option. At August 3, 2002, there were no amounts outstanding under the Revolving Credit Facility.

As required by the Company's Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the "Preferred Stock"), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value) through August 3, 2002. This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date. Dividends subsequent to that date are required to be paid in cash. The Board of Directors of Holdings has determined not to declare or pay the quarterly dividends of June 15, 2002 or September 15, 2002. At August 3, 2002, the accrued dividends amounted to $1,694 (excluding dividends on preferred shares held by the Company). If the Company fails to make dividend payments for four consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect two additional directors to the Company's Board of Directors.

Through August 3, 2002, the Company has repurchased 604,334 shares of Preferred Stock at an aggregate cost of $11,151.

NOTE  3  -  INVENTORIES

Inventories at August 3, 2002 and February 2, 2002 consisted of the following:

                                          August 3, 2002   February 2, 2002
                                         ----------------  ----------------
Finished goods                               $14,100          $33,772
Work-in-process                                5,045            4,493
Raw materials & supplies                       9,033            7,074
                                               -----           ------
                                             $28,178          $45,339
                                             =======          =======

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

Effective at the beginning of the current fiscal year, the Company adopted the provisions of SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill. Previously recorded amortization had amounted to $719 annually ($172 and $359 for the quarter and six months ended August 4, 2001, respectively). Goodwill at August 3, 2002 (net of amortization recorded through the fiscal year ended February 2, 2002) amounted to $19,416.

Intangible assets being amortized consist of the following:

                                                                        August 3,        February 2,
                                                                          2002              2002
                                                                        ---------        ---------
                Trademarks--net of accumulated
                   amortization of $2,145 and $2,002...........        $    2,713       $    2,856
                Covenant not to compete--net of accumulated
                   amortization of $806 and $640...............               194              360
                                                                        ---------        ---------
                                                                        $   2,907        $   3,216
                                                                        =========        =========


Amortization expense relating to the above intangible assets will be as follows for each of the next five fiscal years, beginning with the year ending February 1, 2003: $619 (including $309 for the six months ended August 3, 2002), $313, $286, $286 and $286, respectively.

The following table presents the adjusted amounts for the quarter and six months ended August 4, 2001 had the Company applied the nonamortization provisions of SFAS 142 during that period.

                                                               QUARTER ENDED       SIX MONTHS ENDED
                                                            -------------------   -------------------
                                                            AUG 3,       AUG 4,     AUG 3,     AUG 4,
                                                             2002         2001       2002       2001
                                                           -------      --------  -------     -------
Reported net income.....................................  $  4,901      $  1,314  $ 8,280     $ 3,310
Add- goodwill amortization (net of tax effect)..........        -            103      -           208
                                                           -------      --------  -------     -------
Adjusted net income.....................................   $ 4,901      $  1,417  $ 8,280     $ 3,518
                                                           =======      ========  =======     =======

Reported basic and diluted income per share,
     Class A Common Stock...............................   $  6.70       $  4.66  $ 12.23      $ 9.13
Add- goodwill amortization (net of tax effect)..........        -           0.03     -           0.06
                                                           -------       -------  -------      ------
Adjusted basic and diluted income per share,
     Class A Common Stock...............................   $  6.70       $  4.69  $ 12.23     $  9.19
                                                           =======       =======  =======     =======

Reported basic and diluted income (loss) per share,
     Class B Common Stock...............................  $   0.90       $ (0.48) $  1.04     $ (0.71)
Add- goodwill amortization (net of tax effect)..........      -             0.03     -           0.06
                                                           -------       -------  -------     -------
Adjusted basic and diluted income (loss) per share,
     Class B Common Stock...............................  $   0.90       $ (0.45) $  1.04     $ (0.65)
                                                          ========       =======  =======     =======


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

                                                       ANVIL KNITWEAR, INC.             COTTONTOPS, INC.
                                                  ---------------------------     -------------------------
                                                   AUGUST 3,     FEBRUARY 2,       AUGUST 3,    FEBRUARY 2,
                                                     2002           2002              2002         2002
                                                     ----           ----              ----         ----
   Current assets............................       $  91,062    $   89,860          $ 3,333      $ 1,570
                                                    =========    ==========          =======      =======
   Total assets..............................       $ 149,504    $  145,725          $ 3,936      $ 1,867
                                                    =========    ==========          =======      =======
   Current liabilities.......................       $  33,057    $   25,128          $   458      $   502
                                                    =========    ==========          =======      =======
   Long-term liabilities.....................       $ 134,958    $  138,092
                                                    =========    ==========
   Total liabilities.........................       $ 168,015    $  163,220          $   458      $  502
                                                    =========    ==========          =======      =======
   Stockholder's (deficiency) equity.........       $ (18,511)   $  (17,495)         $ 3,478      $ 1,365
                                                    =========    ==========          =======      =======

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                            ANVIL KNITWEAR, INC.                         COTTONTOPS, INC.
                                   --------------------------------------     ---------------------------------------
                                   QUARTER ENDED       SIX MONTHS ENDED        QUARTER ENDED         SIX MONTHS ENDED
                                   ------------------------------------        --------------------------------------
                                   AUG 3,   AUG 4,      AUG 3,     AUG 4,      AUG 3,   AUG 4,     AUG 3,    AUG 4,
                                    2002     2001        2002       2001        2002     2001       2002      2001
                                    ----     ----        ----       ----        ----     ----       ----      ----
Net sales....................... $64,546    $53,050    $127,901   $110,810     $3,424   $2,124     $6,198    $3,820
Operating income................  11,914      6,088      21,298     13,641        261      179        577       233
Interest expense................   3,480      3,722       7,047      7,528        -        -           -       -
Net income......................   4,901      1,314       8,280      3,310        158      117        348       152

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

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                           FISCAL QUARTER ENDED         FISCAL SIX MONTHS ENDED
                                                          ----------------------       ------------------------
                                                          AUGUST 3,    AUGUST 4,         AUGUST 3,    AUGUST 4,
                                                             2002        2001              2002         2001
                                                             ----        ----              ----         ----
        STATEMENT  OF OPERATIONS DATA:
            Net sales...................................      100.0%    100.0%            100.0%      100.0%
            Cost of goods sold..........................       72.0      77.2              73.2        76.0
            Gross profit................................       28.0      22.8              26.8        24.0
            Selling, general and administrative
                expenses ...............................        9.3      10.7              10.0        11.0
            Interest expense............................        5.4       7.0               5.5         6.8
         OTHER DATA:
            EBITDA (1)................................  $14.2 million  $8.0 million  $25.9 million   $17.6 million
                    Percentage of net sales.............       22.1%     15.1%             20.3%       15.9%

--------------------
  (1) EBITDA is defined as operating income plus depreciation and amortization. EBITDA is not a measure of performance under GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

QUARTER ENDED AUGUST 3, 2002 COMPARED TO QUARTER ENDED AUGUST 4, 2001

NET SALES for the quarter ended August 3, 2002 amounted to $64.5 million, as compared to $53.0 million for the second quarter of the prior year, an increase of $11.5 million, or 21.7%. Total units sold were more than 35% higher for the current quarter, compared to the prior year's quarter, while the average selling price declined by approximately 10%.

GROSS PROFIT for the quarter ended August 3, 2002 increased approximately $6.0 million (49.8%). Gross margin for the quarter improved significantly from 22.8% in the prior year's quarter to 28.0% in the quarter ended August 3, 2002. This improvement is primarily the result of lower yarn prices and continuing manufacturing efficiencies, partially offset by lower selling prices and an unfavorable change in the product mix of goods sold toward goods having lower profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) increased approximately $0.3 million in the current year's quarter compared to the same period in the prior year. This increase is largely the result of higher advertising expenditures and other general and administrative expenses. As a percentage of sales, selling, general and administrative expenses declined from 10.7% to 9.3%. This was primarily due to a significant improvement in per unit distribution costs achieved due to higher volume.

INTEREST EXPENSE declined $0.2 million (6.5%) in the current quarter compared to the same period of the prior year. Interest rates have declined slightly, and during the current fiscal quarter, the Company had no borrowings under its Revolving Credit Facility.

AMORTIZATION OF INTANGIBLE ASSETS declined by $0.2 million as the result of the Company's adoption, in the current fiscal quarter, of SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." See, "Recent Accounting Pronouncement," below.


SIX MONTHS ENDED AUGUST 3, 2002 COMPARED TO SIX MONTHS ENDED AUGUST 4, 2001

NET SALES for the six months ended August 3, 2002 amounted to $127.9 million, as compared to $110.8 million for the first six months of the prior year, an increase of $17.1 million, or 15.4%. Total units sold are approximately 27% higher on a year to date basis for the current six months, compared to the prior year's six months, while on the same basis, the average selling price has declined by approximately 9%.

GROSS PROFIT for the six months ended August 3, 2002 increased approximately $7.8 million (29.4%). Due largely to the aforementioned improvement during the current quarter, gross margins for the six months improved from approximately 24% to 27%. This improvement is primarily the result of lower yarn prices and continuing manufacturing efficiencies, partially offset by lower selling prices and an unfavorable change in the product mix of goods sold toward goods having lower profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) increased approximately $0.5 million (4.1%) for the six months ended August 3, 2002, compared to the six months ended August 4, 2001. This increase is the result of higher advertising expenditures and other general and administrative expenses with distribution expense remaining approximately the same despite an increase of more than 27% in units sold.

INTEREST EXPENSE declined $0.5 million (6.4%) in the current six months compared to the same period of the prior year. Interest rates have declined slightly, and during the current fiscal six months, the Company had no borrowings under its Revolving Credit Facility.

AMORTIZATION OF INTANGIBLE ASSETS declined by $0.4 million as the result of the Company's adoption, in the current fiscal six months, of SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." See, "Recent Accounting Pronouncement," below.

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

The Company's principal working capital requirements are financing accounts receivable and inventories. The Company has also expended approximately $11.2 million to acquire 604,334 shares of its Redeemable Preferred Stock having a carrying value of approximately $15.1 million.

At August 3, 2002 the Company had net working capital of approximately $58.0 million, comprised of $28.4 million in cash and cash equivalents, $29.3 million of accounts receivable, $28.2 million of inventories, $5.2 million of other current assets, and $33.1 million in accounts payable and other current liabilities.

Anvil's Loan and Security Agreement, as amended on May 28, 2002 (the "Loan Agreement"), provides for a maximum credit facility of $50 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement was for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2003. The Term Loan was in the original principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company's option. At August 3, 2002, there were no amounts outstanding under the Revolving Credit Facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of the current fiscal year, the Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS." SFAS No.141 requires that all business combinations be accounted under the purchase method and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. The Company has not engaged in any business combinations to which SFAS No. 141 would apply.

During the first quarter of the current fiscal year, the Company adopted the provisions of SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 142 prohibits ratable periodic amortization of goodwill and indefinite-lived intangibles and requires that they be reduced in value only when periodic tests for impairment indicate that such reduction in value is appropriate. Other intangible assets are to be amortized over their useful lives. The adoption of SFAS No. 142 during the first quarter of the current fiscal year did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill. Previously recorded amortization had amounted to approximately $0.7 million annually, or approximately $0.2 million during each fiscal quarter.

During the first quarter of the current fiscal year, the Company adopted the provisions of SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which provides accounting and reporting guidance for the impairment or disposal of certain long-lived assets. The Company's accounting treatment for assets related to the consolidation of its textile facility (discussed above) is in conformity with the requirements of SFAS No. 144. There have been no other adjustments to the carrying value of long-lived assets.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Item 307 of Regulation S-K is not applicable to this filing.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         See Note 2 to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Company held its annual meeting of stockholders on May 23, 2002.

(b) At the aforementioned annual meeting, the Board of Directors was re-elected in its entirety to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified. No other matters were voted upon at such meeting.

(c) All votes cast (a total of 3,000,781) were in favor of each Director. There were 591,719 votes withheld.

(d)  Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

99.1 Certification Pursuant to
      18 U.S.C. Section 1350
      as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002


(b) REPORTS ON FORM 8-K

         None.


Items 1, 3, and 5 are not applicable and have been omitted.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




ANVIL HOLDINGS, INC.
(Registrant)



/s/PASQUALE BRANCHIZIO
-----------------------
Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)






Dated: September 12, 2002

                                 CERTIFICATIONS


                  CERTIFICATION PURSUANT TO SECTION 240.13a-14
               OF GENERAL RULES AND REGULATIONS OF THE SECURITIES
                              EXCHANGE ACT OF 1934

I, Bernard Geller, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Anvil Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 12, 2002
     -----------------------

/S/ BERNARD GELLER
--------------------
Chief Executive Officer and
   Chief Financial Officer