Form 10-Q
period 2002-11-02
ANVIL HOLDINGS INC
filed 2002-12-12
CIK 1038274

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended November 2, 2002

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

                                 Yes /X/ No / /

At December 12, 2002, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,592,500 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

                                                                       FORM 10-Q

                              ANVIL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of
              November 2, 2002 (Unaudited) and February 2, 2002...........    3

              Unaudited Consolidated Statements of Operations for the
              Quarters and Nine Months Ended November 2, 2002
              and November 3, 2001........................................    4

              Unaudited Consolidated Statements of Cash Flows for the
              Nine Months Ended November 2, 2002 and November 3, 2001.....    5

              Unaudited Notes to Consolidated Financial Statements........    6

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   10

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK................................................   16

       ITEM 4. CONTROLS AND PROCEDURES....................................   17

PART II. OTHER INFORMATION

       ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..................   17

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................   17

SIGNATURES................................................................   18

CERTIFICATIONS............................................................   19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                          NOVEMBER 2,      FEBRUARY 2,
                                                                                             2002             2002*
                                                                                         -------------    -------------
                                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...........................................................   $      18,485    $      11,931
  Accounts receivable, less allowances for doubtful accounts of
    $1,265 and $1,110.................................................................          23,495           28,827
  Inventories.........................................................................          36,542           45,339
  Prepaid and refundable income taxes.................................................           2,005            1,046
  Deferred income taxes-current portion...............................................           1,696            1,696
  Prepaid expenses and other current assets...........................................           2,130            1,021
                                                                                         -------------    -------------
         Total current assets.........................................................          84,353           89,860

PROPERTY, PLANT AND EQUIPMENT--Net....................................................          36,229           30,655
GOODWILL--Net.........................................................................          19,416           19,416
INTANGIBLE ASSETS--Net................................................................           2,748            3,216
OTHER ASSETS..........................................................................           2,229            2,578
                                                                                         -------------    -------------
                                                                                         $     144,975    $     145,725
                                                                                         =============    =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable....................................................................   $      10,582    $       7,577
  Accrued expenses and other current liabilities......................................          15,844           15,206
  Current portion of term loan........................................................           3,518            2,345
                                                                                         -------------    -------------
         Total current liabilities....................................................          29,944           25,128
                                                                                         -------------    -------------
LONG-TERM PORTION OF TERM LOAN........................................................               -            2,931
                                                                                         -------------    -------------
10-7/8% SENIOR NOTES..................................................................         128,298          128,005
                                                                                         -------------    -------------
DEFERRED INCOME TAXES.................................................................           5,759            5,759
                                                                                         -------------    -------------
OTHER LONG-TERM OBLIGATIONS...........................................................             844            1,397
                                                                                         -------------    -------------
REDEEMABLE PREFERRED STOCK
  (Liquidation value $60,653 and $55,104).............................................          60,155           54,527
LESS--REDEEMABLE PREFERRED STOCK IN TREASURY
  (Liquidation value $18,767 and $3,668)..............................................         (18,547)          (3,620)
                                                                                         -------------    -------------
REDEEMABLE PREFERRED STOCK--Net.......................................................          41,608           50,907
                                                                                         -------------    -------------
STOCKHOLDERS' DEFICIENCY:
Common stock
  Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares
    (aggregate liquidation value, $57,749 and $52,758)................................               3                3
  Class B, $.01 par value, authorized 7,500,000 shares; issued and
    outstanding: 3,592,500 and 3,590,000 shares.......................................              36               36
  Class C, $.01 par value; authorized 1,400,000 shares; none issued...................               -                -
 Additional paid-in capital...........................................................          12,806           12,803
 Deficit..............................................................................         (74,323)         (81,244)
                                                                                         -------------    -------------
         Total stockholders' deficiency...............................................         (61,478)         (68,402)
                                                                                         -------------    -------------
                                                                                         $     144,975    $     145,725
                                                                                         =============    =============

                 See notes to consolidated financial statements.

* Derived from audited financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                             FISCAL QUARTER ENDED           FISCAL NINE MONTHS ENDED
                                                        ------------------------------    ------------------------------
                                                         NOV 2, 2002      NOV 3, 2001      NOV 2, 2002      NOV 3, 2001
                                                        -------------    -------------    -------------    -------------
                                                                 (Unaudited)                       (Unaudited)
NET SALES............................................   $      48,609    $      43,563    $     176,510    $     154,373
COST OF GOODS SOLD...................................          37,210           33,624          130,771          117,893
                                                        -------------    -------------    -------------    -------------
GROSS PROFIT.........................................          11,399            9,939           45,739           36,480
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........           6,458            5,935           19,191           18,165
AMORTIZATION OF INTANGIBLE ASSETS....................             159              349              468            1,019
                                                        -------------    -------------    -------------    -------------
OPERATING INCOME.....................................           4,782            3,655           26,080           17,296
INTEREST EXPENSE.....................................          (3,581)          (3,556)         (10,628)         (11,084)
AMORTIZATION OF DEBT EXPENSE AND OTHER--NET..........              24             (245)            (387)            (614)
                                                        -------------    -------------    -------------    -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES......           1,225             (146)          15,065            5,598

PROVISION FOR INCOME TAXES...........................             534               10            6,094            2,444
                                                        -------------    -------------    -------------    -------------
NET INCOME (LOSS)....................................             691             (156)           8,971            3,154
Less: Preferred Stock dividends and accretion........          (1,567)          (1,736)          (4,830)          (4,947)
      Common A preference............................          (1,745)          (1,543)          (4,991)          (4,397)
Add:  Gain on purchase of preferred stock............             527                -            2,780                -
                                                        -------------    -------------    -------------    -------------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON
  STOCKHOLDERS................................          $      (2,094)   $      (3,435)   $       1,930    $      (6,190)
                                                        =============    =============    =============    =============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock.................................   $        5.48    $        4.43    $       17.71    $       13.57
                                                        =============    =============    =============    =============

Class B Common Stock.................................   $       (0.54)   $       (0.89)   $        0.50    $       (1.60)
                                                        =============    =============    =============    =============

Weighted average shares used in computation of
  basic and diluted net income (loss) per share:
  Class A Common.....................................             290              290              290              290
                                                        =============    =============    =============    =============
  Class B Common.....................................           3,593            3,590            3,592            3,590
                                                        =============    =============    =============    =============

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In Thousands, Except Share Data)

                                                                                            FISCAL NINE MONTHS ENDED
                                                                                         ------------------------------
                                                                                          NOVEMBER 2,      NOVEMBER 3,
                                                                                             2002             2001
                                                                                         -------------    -------------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................................   $       8,971    $       3,154
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization of fixed assets.......................................           6,872            5,069
  Amortization of other assets........................................................           1,115            1,833
  Provision for bad debts.............................................................             155                -
Changes in operating assets and liabilities:
  Accounts receivable.................................................................           5,177            1,399
  Inventories.........................................................................           8,797            7,494
  Prepaid and refundable income taxes.................................................            (959)          (1,134)
  Prepaid expenses and other current assets...........................................          (1,109)               -
  Accounts payable....................................................................           3,005           (5,491)
  Accrued expenses & other liabilities................................................              85           (1,943)
  Income taxes payable................................................................               -             (363)
  Other--net..........................................................................              (3)            (406)
                                                                                         -------------    -------------
      Net cash provided by operating activities.......................................          32,106            9,612
                                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.................................................         (12,807)          (5,176)
  Proceeds from disposals of property and equipment...................................             362              334
                                                                                         -------------    -------------
      Net cash used  in investing activities..........................................         (12,445)          (4,842)
                                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of Term Loan............................................................          (1,758)          (1,758)
   Purchase of preferred stock........................................................         (11,349)               -
                                                                                         -------------    -------------
      Net cash used in financing activities...........................................         (13,107)          (1,758)
                                                                                         -------------    -------------

INCREASE IN CASH......................................................................           6,554            3,012
CASH, BEGINNING OF PERIOD.............................................................          11,931            6,838
                                                                                         -------------    -------------
CASH, END OF PERIOD...................................................................   $      18,485    $       9,850
                                                                                         =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest..............................................................   $      14,175    $      14,632
                                                                                         =============    =============
  Cash paid for income taxes..........................................................   $       7,002    $       3,941
                                                                                         =============    =============

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Redeemable preferred stock issued in lieu of dividends............................   $       1,591    $       4,825
                                                                                         =============    =============
    Preferred stock dividends payable in cash.........................................   $       3,116
                                                                                         =============
    Gain on purchase of preferred stock...............................................   $       2,780
                                                                                         =============

                 See notes to consolidated financial statements.

               ANVIL HOLDINGS, INC. AND SUBSIDIARIES    FORM 10-Q
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in Thousands, Except Share Data)

NOTE 1 - GENERAL

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended November 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003, or any other period. The balance sheet at February 2, 2002 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended February 2, 2002 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2 - CREDIT AGREEMENTS, ETC.

Anvil's Loan and Security Agreement, as amended on May 28, 2002 (the "Loan Agreement"), provides for a maximum credit facility of $50,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement was for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2003. The Term Loan was in the original principal amount of $11,725, repayable in quarterly principal installments of $586 through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory,

               ANVIL HOLDINGS, INC. AND SUBSIDIARIES    FORM 10-Q
         UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                    (Amounts in Thousands, Except Share Data)

receivables and property, plant and equipment of Anvil. Amounts due under the Loan Agreement are guaranteed by Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops," a wholly-owned subsidiary of Anvil). Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company's option. At November 2, 2002, there were no amounts outstanding under the Revolving Credit Facility.

As required by the Company's Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the "Preferred Stock"), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value) through November 2, 2002. This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date. Dividends subsequent to that date are required to be paid in cash. The Board of Directors of Holdings has determined not to declare or pay the quarterly dividends of June 15, September 15, and December 15, 2002. At November 2, 2002, the accrued dividends amounted to $3,012 (excluding dividends on preferred shares held by the Company). If the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, voting together as a class, are entitled to elect two additional directors to the Company's Board of Directors.

Through November 2, 2002, the Company has repurchased 704,334 shares of Preferred Stock at an aggregate cost of $13,201.

NOTE 3 - INVENTORIES

Inventories at November 2, 2002 and February 2, 2002 consisted of the following:

                                                November 2, 2002   February 2, 2002
                                                ----------------   ----------------
          Finished goods                        $         19,810   $         33,772
          Work-in-process                                  5,780              4,493
          Raw materials & supplies                        10,952              7,074
                                                ----------------   ----------------
                                                $         36,542   $         45,339
                                                ================   ================

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

Effective at the beginning of the current fiscal year, the Company adopted the provisions of SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill. Previously recorded amortization had amounted to $719 annually ($187 and $547 for the quarter and nine months ended November 3, 2001, respectively). Goodwill at November 2, 2002 (net of amortization recorded through the fiscal year ended February 2, 2002) amounted to $19,416.

               ANVIL HOLDINGS, INC. AND SUBSIDIARIES    FORM 10-Q
         UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                    (Amounts in Thousands, Except Share Data)

Intangible assets being amortized consist of the following:

                                                         November 2,    February 2,
                                                            2002           2002
                                                        ------------   ------------
          Trademarks--net of accumulated
            amortization of $2,220 and $2,002.........  $      2,638   $      2,856
          Covenant not to compete--net of accumulated
            amortization of $890 and $640.............           110            360
                                                        ------------   ------------
                                                        $      2,748   $      3,216
                                                        ============   ============

Amortization expense relating to the above intangible assets will be as follows for each of the next five fiscal years, beginning with the year ending February 1, 2003: $619 (including $468 for the nine months ended November 2, 2002), $313, $286, $286 and $286, respectively.

The following table presents the adjusted amounts for the quarter and Nine Months ended November 3, 2001 had the Company applied the nonamortization provisions of SFAS 142 during that period.

                                                              QUARTER ENDED               NINE MONTHS ENDED
                                                      ----------------------------    ---------------------------
                                                         NOV 2,          NOV 3,          NOV 2,         NOV 3,
                                                          2002            2001            2002           2001
                                                      ------------    ------------    ------------   ------------
Reported net income (loss).........................   $        691    $       (156)   $      8,971   $      3,154
Add- goodwill amortization (net of tax effect).....              -             103               -            311
                                                      ------------    ------------    ------------   ------------
Adjusted net income (loss).........................   $        691    $        (53)   $      8,971   $      3,465
                                                      ============    ============    ============   ============

Reported basic and diluted income per share,
  Class A Common Stock.............................   $       5.48    $       4.43    $      17.71   $      13.57
Add- goodwill amortization (net of tax effect).....              -            0.03               -           0.09
                                                      ------------    ------------    ------------   ------------
Adjusted basic and diluted income per share,
  Class A Common Stock.............................   $       5.48    $       4.46    $      17.71   $      13.66
                                                      ============    ============    ============   ============

Reported basic and diluted income (loss) per share,
  Class B Common Stock.............................   $      (0.54)   $      (0.89)   $       0.50   $      (1.60)
Add- goodwill amortization (net of tax effect).....              -            0.03               -           0.09
                                                      ------------    ------------    ------------   ------------
Adjusted basic and diluted income (loss) per share,
  Class B Common Stock.............................   $       0.54    $      (0.86)   $       0.50   $      (1.51)
                                                      ============    ============    ============   ============

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

               ANVIL HOLDINGS, INC. AND SUBSIDIARIES    FORM 10-Q
         UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONCLUDED
                    (Amounts in Thousands, Except Share Data)

NOTE 6 - SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings. The amounts presented below for Anvil are consolidated amounts which include Cottontops.

                                            ANVIL KNITWEAR, INC.              COTTONTOPS, INC.
                                        ----------------------------    ---------------------------
                                         NOVEMBER 2,     FEBRUARY 2,     NOVEMBER 2,    FEBRUARY 2,
                                            2002            2002            2002           2002
                                        ------------    ------------    ------------   ------------
  Current assets.....................   $     84,353    $     89,860    $      2,766   $      1,570
                                        ============    ============    ============   ============
  Total assets.......................   $    144,975    $    145,725    $      3,418   $      1,867
                                        ============    ============    ============   ============
  Current liabilities................   $     29,944    $     25,128    $        414   $        502
                                        ============    ============    ============   ============
  Long-term liabilities..............   $    134,901    $    138,092
                                        ============    ============
  Total liabilities..................   $    164,845    $    163,220    $        414   $        502
                                        ============    ============    ============   ============
  Stockholder's (deficiency) equity..   $    (19,870)   $    (17,495)   $      3,004   $      1,365
                                        ============    ============    ============   ============

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                           ANVIL KNITWEAR, INC.                           COTTONTOPS, INC.
                            --------------------------------------------    ------------------------------------------
                               QUARTER ENDED         NINE MONTHS ENDED         QUARTER ENDED        NINE MONTHS ENDED
                            --------------------------------------------    ------------------------------------------
                             NOV 2,     NOV 3,       NOV 2,      NOV 3,      NOV 2,     NOV 3,      NOV 2,     NOV 3,
                              2002       2001         2002        2001        2002       2001        2002       2001
                            --------   --------    ---------   ---------    --------   --------    --------   --------
Net sales................   $ 48,609   $ 43,563    $ 176,510   $ 154,373    $  3,358   $  1,452    $  9,556   $  5,272
Operating income (loss)..   $  4,782   $  3,655    $  26,080   $  17,296    $    280   $    (44)   $    857   $    189
Interest expense.........   $  3,581   $  3,556    $  10,628   $  11,084           -          -           -          -
Net income (loss)........   $    691   $   (156)   $   8,971   $   3,154    $    254   $    (23)   $    602   $    129

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

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

                                                           FISCAL QUARTER ENDED            FISCAL NINE MONTHS ENDED
                                                       -----------------------------   -------------------------------
                                                           NOV 2,         NOV 3,           NOV 2,           NOV 3,
                                                            2002           2001             2002             2001
                                                       -------------   -------------   --------------   --------------
     STATEMENT  OF OPERATIONS DATA:
       Net sales.....................................          100.0%          100.0%           100.0%           100.0%
       Cost of goods sold............................           76.5            77.2             74.1             76.4
       Gross profit..................................           23.5            22.8             25.9             23.6
       Selling, general and administrative expenses..           13.3            13.6             10.9             11.8
       Interest expense..............................            7.4             8.2              6.0              7.2
     OTHER DATA:
       EBITDA(1).....................................  $ 7.5 million   $ 5.8 million   $ 33.4 million   $ 23.4 million
         Percentage of net sales.....................           15.4%           13.3%            18.9%            15.1%

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

QUARTER ENDED NOVEMBER 2, 2002 COMPARED TO QUARTER ENDED NOVEMBER 3, 2001

NET SALES for the quarter ended November 2, 2002 amounted to $48.6 million, as compared to $43.6 million for the third quarter of the prior year, an increase of $5.0 million, or 11.6%. Total units sold were more than 35% higher for the current quarter, compared to the prior year's quarter, while the average selling price declined by approximately 17.5%.

GROSS PROFIT for the quarter ended November 2, 2002 increased approximately $1.5 million (14.7%). Gross margin for the third quarter of the current fiscal year was slightly higher than the same period in the prior year, improving from 22.8% to 23.8%. Lower yarn prices and manufacturing efficiencies more than offset continuing declining prices and unfavorable trends in product mix toward goods having lower selling prices and profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) increased slightly in the current year's quarter compared to the same period in the prior year; as a percentage of sales these expenses declined from 13.6% in the prior year's quarter to 13.3% in the current quarter. The dollar increase is largely the result of higher advertising expenditures as well as additional costs incurred in improving product support in the areas of distribution and information technology.

AMORTIZATION OF INTANGIBLE ASSETS declined by $0.2 million as the result of the Company's adoption, in the current fiscal quarter, of SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." See, "Recent Accounting Pronouncement," below.

NINE MONTHS ENDED NOVEMBER 2, 2002 COMPARED TO NINE MONTHS ENDED NOVEMBER 3,
2001

NET SALES for the nine months ended November 2, 2002 amounted to $176.5 million, as compared to $154.4 million for the first nine months of the prior year, an increase of $22.1 million, or 14.3%. Total units sold are approximately 29% higher on a year to date basis for the current nine months, compared to the prior year's nine months, while on the same basis, the average selling price has declined by approximately 12%.

GROSS PROFIT for the nine months ended November 2, 2002 increased approximately $9.3 million (25.4%). On a year to date basis, gross margins are slightly higher for the first nine months of the current fiscal year when compared to the same period in the prior year (25.9% vs. 23.6%). This improvement occurred mainly in the second quarter as a result of the high unit sales achieved during that period. On a year to date basis, lower yarn prices and manufacturing efficiencies continue to exceed the effects of declining prices and unfavorable trends in product mix toward goods having lower selling prices and profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) increased approximately $1.0 million (5.6%) for the nine months ended November 2, 2002, compared to the nine months ended November 3, 2001. This increase is the result of higher advertising expenditures as well as additional costs incurred in improving product support in the areas of distribution and information technology. Distribution expense remained approximately the same despite an increase of more than 29% in units sold. As a percentage of sales, total selling, general and administrative expenses declined on a year to date basis from 11.8% in the prior year's nine months to 10.9% in the current fiscal nine months.

INTEREST EXPENSE declined $0.5 million (4.1%) in the current nine months compared to the same period of the prior year. This decline occurred during the first two quarters of the current fiscal year when rates were slightly lower than the same period of the prior year. Also, during the current fiscal nine months, the Company had no borrowings under its Revolving Credit Facility.

AMORTIZATION OF INTANGIBLE ASSETS declined by $0.6 million as the result of the Company's adoption, in the current fiscal nine months, of SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." See, "Recent Accounting Pronouncement," below.

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

The Company's principal working capital requirements are financing accounts receivable and inventories. The Company has also expended approximately $13.2 million to acquire 704,334 shares of its Redeemable Preferred Stock having a carrying value of approximately $17.7 million.

At November 2, 2002 the Company had net working capital of approximately $54.4 million, comprised of $18.5 million in cash and cash equivalents, $23.5 million of accounts receivable, $36.5 million of inventories, $5.8 million of other current assets, and $29.9 million in accounts payable and other current liabilities.

Anvil's Loan and Security Agreement, as amended on May 28, 2002 (the "Loan Agreement"), provides for a maximum credit facility of $50 million, consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement was for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2003. The Term Loan was in the original principal amount of $11.7 million, repayable in quarterly principal installments of $0.6 million through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation ("Cottontops") guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company's option. At November 2, 2002, there were no amounts outstanding under the Revolving Credit Facility.

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

During the first quarter of the current fiscal year, the Company adopted the provisions of SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 142 prohibits ratable periodic amortization of goodwill and indefinite-lived intangibles and requires that they be reduced in value only when periodic tests for impairment indicate that such reduction in value is appropriate. Other intangible assets are to be amortized over their useful lives. The adoption of SFAS No. 142 during the first quarter of the current fiscal year did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill. Previously recorded amortization had amounted to approximately $0.7 million annually, or approximately $0.2 million during each fiscal quarter.

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

FORWARD-LOOKING INFORMATION

An industry-wide decline in selling prices of more than 30% over the last two years has been the chief contributing factoring in reducing the Company's gross margins during that period. By the end of the prior fiscal year ended February 2, 2002, the Company had fully integrated its cutting and sewing operations offshore and has realized significant cost reductions as a result. In addition, manufacturing efficiencies are anticipated from the planned consolidation of the Company's textile operations. However, if the industry-wide decline in selling prices for basic T-Shirts were to continue or intensify, it would become more difficult for the Company to maintain historical profit margins.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer (who is also the Chief Financial Officer) has evaluated the Company's disclosure controls and procedures as of December 9, 2002, and concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to December 9, 2002.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

       See Note 2 to Financial Statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

99.1 Certification Pursuant to
     18 U.S.C. Section 1350
     as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002


(b) REPORTS ON FORM 8-K

       None.


Items 1, 3, 4, and 5 are not applicable and have been omitted.

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



Dated: December 12, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  December 12, 2002

/s/ BERNARD GELLER
------------------
Chief Executive Officer and
  Chief Financial Officer