Form 10-K
period 2003-02-01
ANVIL HOLDINGS INC
filed 2003-04-24
CIK 1038274

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 1, 2003

Commission File Number 333-26999

ANVIL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3801705 (I.R.S. Employer Identification No.)
228 East 45th Street New York, New York (address of principal executive office)	10017 (Zip Code)
Registrant's telephone number (including area code)	(212) 476-0300

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

          ☒ Yes        ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

        Indicate by check mark whether the registrant is an accelerated filer ☐ Yes        ☒ No

        At April 24, 2003 there were 390,000 of the registrant's Class B Common Stock, $0.01 per share par value (the "Class B Common") held by non-affiliates. At such date, there was no established trading market for these shares.

        At April 24, 2003, there were 290,000 shares of the registrant's Class A Common Stock, $0.01 per share par value (the "Class A Common") and 3,605,000 shares of Class B Common outstanding.

Documents Incorporated by Reference:

  Those portions of the Information Statement for the Company's 2003 Annual Meeting of Stockholders (the "Information Statement") are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

PART I

Item 1. Business

Corporate Structure

        As used herein, the "Company" refers to Anvil Holdings, Inc. ("Holdings"), including, in some instances, its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), and its other subsidiaries, as appropriate to the context.

        The Company's current capital structure is the result of a 1997 recapitalization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") purchased new common stock; (iii) 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture") and certain members of Management of the Company (the "Management Investors") reinvested a portion of their shares of capital stock of the Company in exchange for newly issued common stock; and (iv) 399 Venture exchanged a portion of its capital stock for Senior Exchangeable Preferred Stock and new common stock.

        Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000,000, 13% Senior Exchangeable Preferred Stock, due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). Additionally, Anvil sold $130,000,000 of 10 7/8% Senior Notes due 2007 ("Senior Notes") in connection with the Recapitalization.

        The Company's fiscal years end on the Saturday closest to January 31. Accordingly, when referring to the Company's fiscal years in this report, "fiscal 2002" refers to the year ended February 1, 2003, "fiscal 2001" refers to the year ended February 2, 2002, etc.

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

        Enhance and Expand Customer Relationships.    The Company continually seeks to strengthen and expand its customer relationships by promoting the Company's: (i) broad product offerings; (ii) ability to design customized products; (iii) quick, reliable delivery; and (iv) ability to accommodate modifications to customer orders. The Company's direct salesforce focuses on developing strong relationships with distributors, and enhancing "pull through" by the distributors' customers. In fiscal 2002, sales to domestic distributors accounted for approximately 76% of the Company's net sales. In the Company's experience, distributors typically place larger orders, purchase a broader product mix, maintain higher inventory levels and develop more predictable order and re-order patterns than certain of its other customers. The Company estimates that distributors resell products to more than 30,000 smaller screen printers, embroiderers and other customers. The Company's broad product offerings have enabled it to more effectively service distributors and satisfy the disparate preferences of consumers.

        Maintain Flexible, Vertically Integrated Manufacturing Operations.    The Company is a vertically integrated manufacturer (i.e., performing substantially all of the manufacturing processes required to produce most of its products) which knits (exclusively from purchased yarn), bleaches, dyes, finishes, cuts and sews its activewear products at its manufacturing facilities. The Company believes that being vertically integrated allows it to maintain a competitive cost structure, minimize delivery time and provide consistent, high quality products. The Company's manufacturing efficiency enables it to provide its customers with low cost, quality products.

        Continue to Control Costs and Improve Manufacturing.    The Company continues to make capital expenditures to maintain and modernize its manufacturing and distribution facilities and explore methods to improve quality, increase efficiency, reduce costs, manage inventories and shorten production cycles. The Company believes it can continue to improve its operating results by: (i) maximizing the use of offshore manufacturing operations; and (ii) continually improving its textile manufacturing processes. As further discussed below, the Company is currently implementing the consolidation of its textile operations into a single expanded facility.

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

        Basic T-shirts and Specialty Products.    Basic T-shirts and specialty products comprise the Company's principal source of revenues. The basic T-shirt was the first product introduced by the Company in the early 1970s. In addition to basic T-shirts, the Company also manufactures a variety of specialty T-shirts and other specialty products such as fleeced sweatshirts and knit shorts. This category accounted for approximately 76% of the Company's net sales in fiscal 2002.

        Plackets and Henleys.    The Company introduced its first line of plackets in the early 1980s and its first line of henleys in the early 1990s. Plackets include classic button and collar knit sport shirts which are produced in both short and long sleeve versions. Henleys are collarless knit shirts, which are produced in both short and long sleeve versions. This category accounted for approximately 20% of the Company's net sales in fiscal 2002.

        Other Products.    The Company's other products include, caps, towels, robes and bags. In addition to products which it manufactures in-house, this category includes those products which the Company sources as finished products. This category accounted for approximately 4% of the Company's net sales in fiscal 2002.

Sales and Marketing

        The Company markets its products primarily through a direct salesforce complemented by a sales support staff and the Company's marketing department.

        The Company seeks to differentiate itself from other activewear manufacturers by marketing niche products to its customers and encouraging its customers to purchase a broader product mix. Recent market trends have necessitated increased emphasis on low-priced basic T-shirts, and this category has grown as a percentage of the Company's sales. However, Management believes that offering higher priced products with more style elements to its customers, has helped the Company to compete more effectively and to service the large and middle-tier wholesale T-shirt distributor market.

Customers

        The Company markets its products primarily to distributors, a wide range of screen printers and private label customers. The Company also sells a small percentage of its products directly to retailers. The Company currently services over 200 customers, of which 20 account for approximately 79% of the Company's net sales. One such customers, Alpha Shirt Company, accounted for approximately 20% of the Company's net sales in fiscal 2002. No other individual customer accounted for more than 10% of the Company's net sales during fiscal 2002.

Raw Materials

        The Company's primary raw material is cotton yarn. The Company does not spin its own yarn. Instead, the Company purchases substantially all of its yarn pursuant to purchase orders from a number of domestic spinners. One individual spinner accounted for approximately 54% of the Company's purchased yarn in fiscal 2002. The vast majority of the yarn used by the Company is readily available and can be purchased from a number of sources. Accordingly, the Company does not have to rely on its orders with or deliveries from any single supplier. With the ability to substitute its supply of yarn, the Company believes that the inability to obtain yarn from any one supplier would not have a long term material adverse effect on the Company's ability to manufacture. Other raw materials purchased by the Company include dyes and chemicals used in the dyeing and bleaching of fabrics.

        The Company believes that it is one of the larger purchasers of yarn in its industry segment and that sound relationships with each of its suppliers allow the Company to order quantities of yarn at competitive prices. The Company's relationships with its suppliers help the Company's continued access to supplies of raw materials during periods when yarn is in peak demand. As a result, the Company has not experienced any significant shortages of raw materials.

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

Competition

        The imprinted activewear segment of the apparel market includes a number of significant competitors and the activewear segment of the industry overall is extremely competitive. Competition in this segment of the apparel industry is generally based upon price, quality, service and breadth of product offerings. In response to market conditions and industry-wide adjustments in price, the Company reviews and adjusts its product offerings and pricing structure from time to time.

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

        The Company provides its customers with a broad array of branded and private label niche products at competitive prices on a timely basis. The Company believes that its overall turnaround time is well-regarded in the industry and provides a competitive advantage. The Company also believes that its strategy of offering a broader product mix including higher quality, niche products, and use of lower-cost offshore manufacturing operations, should enable it to continue to compete effectively in its industry market segment.

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

        Under the United States-Caribbean Basin Trade Partnership Act (the "Act"), effective October 1, 2000, quotas and duties were eliminated on apparel imported from certain Caribbean basin countries, provided such apparel is made from U.S. fabric (made from U.S. yarn) formed and cut in the United States. The same exemption from quotas and duties applies to apparel made from U.S. fabric cut in a Caribbean basin country if U.S. thread is used. This Act also exempts a limited amount of knit apparel (other than outerwear T-shirts) made from regional fabric (made from U.S. yarn), and T-shirts (other than underwear T-shirts) using fabric (made from U.S. yarns) formed in a Caribbean basin country.

Employees

        At February 1, 2003, the Company, including its offshore subsidiaries, employed a total of 5,169 people (157 full-time salaried employees and 5,012 full-time and part-time hourly employees) in the following areas: manufacturing and distribution: 5,045; finance and administration: 85; and sales and marketing: 39. Of the Company's 5,169 employees, 1,324 are employed in the United States and 3,845 at offshore locations.

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

Environmental Matters

        The Company, like other apparel manufacturers, is subject to federal, state and local environmental and occupational health and safety laws and regulations. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company believes that any noncompliance is unlikely to have a material adverse effect on the financial condition or results of operations of the Company. The Company has made, and will continue to make, expenditures to comply with environmental and occupational health and safety requirements. The Company currently does not anticipate material capital expenditures for environmental control equipment in fiscal 2003 or beyond. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. While the amount of such liability could be material, the Company endeavors to conduct its operations in a manner that reduces such risks.

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

        Textile Facility Operations.    The Company conducts textile operations at two owned facilities located in Kings Mountain and Asheville, North Carolina. Yarn is received at the textile facilities, where circular knitting machines knit the yarn into tubes of basic fabric constructions such as jersey and fleece and circular rib and flat knitting machines knit collars. The tubes of fabric correspond in weight and diameter to the various styles and sizes required to make the Company's activewear products. The knitted fabric is then batched for bleaching or dyeing. Substantially all of the Company's activewear products are either bleached to remove the color of natural cotton or dyed for colored products. The Company's textile facilities contain computerized controls, dye simulators and spectrometers and modern jet vessels to assist the Company in maintaining an efficient and quality controlled environment for the dyeing and bleaching process. The Company's textile facilities each operated near capacity during fiscal 2002.

        Management has recognized the need for more efficient textile facilities. Accordingly, the Company is in the process of consolidating its textile operations into a single expanded facility located in Asheville, North Carolina. Such consolidation and expansion is expected to be completed during fiscal 2003. With newer and more sophisticated equipment in one facility, Management believes that its current textile capacity will be maintained and may be increased. The Company's long range plans include the possibility of establishing offshore textile operations, which may be required depending upon future demand, world economic conditions and government policies affecting the Company's operations.

        Cutting and Sewing Facilities.    The Company's sewing operations are conducted at three leased facilities located in Honduras and El Salvador and at offshore contractors. Cutting is also conducted at leased facilities located in Honduras and El Salvador. Fabric produced at the Company's textile operations is shipped to cutting facilities where it is cut and then transferred to the sewing facilities for assembly. During fiscal 2002, the Company's cutting and sewing facilities operated generally at capacity.

        Distribution Operations.    The Company performs substantially all of its distribution functions at its owned centralized distribution facility located in Dillon, South Carolina. This centralized distribution facility enables the Company to provide efficient and responsive customer service and to efficiently manage inventory.

        The following table sets forth certain information regarding the Company's facilities:

Location	Principal Use	Approx. Sq. Ft.	Owned/Leased
New York, NY	Executive Offices	19,000	Leased	(1)
Kings Mountain, NC	Textile Facility	225,000	Owned
Asheville, NC	Textile Facility	225,000	Owned
Mullins, SC	Warehouse	149,000	Leased	(2)
Farmville, NC	Office, Warehouse & Screen Printing	80,000	Leased	(3)
Farmville, NC	Dye House	43,000	Leased	(3)
Dillon, SC	Distribution	660,000	Owned
Honduras	Sewing Sewing Cutting & Sewing	64,000 63,000 82,000	Leased Leased Leased	(4) (5) (6)
El Salvador	Cutting & Sewing	143,000	Leased	(6)
Germany	Office & Distribution	14,000	Leased	(7)

(1)
The lease for the Company's executive office space expires in 2008.

(2)
The lease for this facility can be extended to 2012.

(3)
The lease for this facility expires in 2003.

(4)
The lease for this facility has not been renewed; the Company continues to occupy the facility and is in discussions concerning transfer to another location.

(5)
The lease for this facility expires in 2005

(6)
The lease for this facility expires in 2006

(7)
The lease for this facility expires in 2004.

        Management estimates that capital expenditures in fiscal 2003 and thereafter will aggregate approximately $6 million annually. This amount includes expenditures relating to the aforementioned consolidation of the Company's textile facilities, as well as routine capital expenditures in the ordinary course of business.

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

        Information Technology.    The Company continues its commitment to the growth and modernization of its information technology systems through the upgrading of both its purchased and in-house developed systems and equipment. This year's activities include major upgrades to the Company's purchased systems using internet technology. Using such technology, customers, vendors, contractors and the Company's salesforce with internet capability will be able to access selected parts of Anvil's database. Next under consideration are state of the art "high availability" backup systems for both equipment and software, to ensure constant data and processing access for all Company operations. Anvil's advance order entry, allocation and customer service systems tie into its warehouse management system using radio frequency and also tie into its customers' automatic replenishment and

EDI systems. The Company's planning and scheduling system has allowed it to optimize available manufacturing resources (textile and garment) which has helped reduce lead times and inventories and improve the timeliness of deliveries. The system is driven by the Company's in-house forecasting system as well as by customer orders. The Company has installed hardware and contracted for satellite communications service between its offshore and domestic locations.

Item 3. Legal Proceedings

        The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company. See Item 1. "Business—Environmental Matters," above.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        There is no established public trading market for any of the Company's common equity securities. At April 24, 2003 there were 34 record holders of the Class A Common and 37 record holders of the Class B Common. All of Anvil's issued and outstanding capital stock is owned by Holdings.

Recent Sales of Unregistered Securities.

        As required by the Certificate of Designations relating to the Redeemable Preferred Stock, the Company has paid stock dividends aggregating 1,075,782 shares ($26,895,000 liquidation value) through the year ended February 1, 2003.

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
(In Thousands, Except Per Share Data)

        Set forth below are the selected historical financial data of the Company as of the dates and for the periods shown. The selected historical statement of operations data of the Company for fiscal years 2000 through 2002 and the balance sheet data for fiscal years 2001 and 2002 have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, whose report thereon appears under "Item 8. Financial Statements and Supplementary Data." The selected historical statement of operations data of the Company for fiscal years 1998 and 1999 and the balance sheet data for fiscal years 1998 through 2000 have been derived from audited consolidated financial statements which are not included herein. Holdings has no independent operations apart from its wholly owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year Ended
	January 30, 1999	January 29, 2000	February 3, 2001	February 2, 2002	February 1, 2003
	[Fiscal 1998]	[Fiscal 1999]	[Fiscal 2000]	[Fiscal 2001]	[Fiscal 2002]
	(53 Weeks)
Statement Of Operations Data:
Net sales	$217,302	$198,930	$216,537	$199,661	$224,329
Cost of goods sold	179,092	146,931	153,805	152,557	168,168

Gross profit	38,210	51,999	62,732	47,104	56,161
Selling, general and administrative expenses	24,626	22,692	23,939	23,520	24,117
Amortization of intangible assets	958	958	1,306	1,338	619

Operating income	12,626	28,349	37,487	22,246	31,425
Other expense:
Interest expense	17,279	15,793	14,903	14,636	14,165
Other expense—net, principally amortization of debt expense	1,006	895	1,189	759	534

(Loss) income before provision for income taxes and extraordinary item	(5,659)	11,661	21,395	6,851	16,726
(Benefit) provision for income taxes	(2,264)	5,213	9,050	2,404	6,089

(Loss) income before extraordinary item	(3,395)	6,448	12,345	4,447	10,637
Extraordinary item—loss on extinguishment of debt, net of tax benefit of $417(1)	—	627	—	—	—

Net (loss) income	$(3,395)	$5,821	$12,345	$4,447	$10,637

EBITDA(2)	$19,847	$35,727	$45,340	$30,652	$41,663

Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,397	$3,413	$6,838	$11,931	$9,933
Total assets	148,869	137,108	153,324	145,725	148,850
Total debt	158,335	137,775	135,236	133,281	131,326
Preferred stock (liquidation value)	37,541	42,664	48,486	51,436	43,033
Total stockholders' deficiency	(74,397)	(73,908)	(67,739)	(68,402)	(61,236)
	Fiscal Year Ended
	January 30, 1999	January 29, 2000	February 3, 2001	February 2, 2002	February 1, 2003
Earnings (loss) per share data:
Basic and Diluted Income (Loss) Per Common Share:(3)
Class A Common Stock:
Income before extraordinary item	$11.46	$15.50	$19.14	$19.34	$23.90
Extraordinary item	—	(0.16)	—	—	—

Net income	$11.46	$15.34	$19.14	$19.34	$23.90

Class B Common Stock:
Income (loss) before extraordinary item	$(3.15)	$(0.90)	$0.17	$(1.75)	$0.06
Extraordinary item	—	(0.16)	—	—	—

Net income (loss)	$(3.15)	$(1.06)	$0.17	$(1.75)	$0.06

Weighted average shares used in computation of basic and diluted income (loss) per share:
Class A Common	290	290	290	290	290
Class B Common	3,590	3,590	3,590	3,590	3,592

(1)
During the year ended January 29, 2000, the Company recorded an extraordinary charge of $627 (net of taxes), in connection with the Loan Agreement and concurrent repayment of a prior credit facility. Such amount represents the write off of deferred financing fees and other costs related to that refinancing.

(2)
EBITDA is defined as operating income plus depreciation and amortization. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, Management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies. EBITDA has been computed as follows:

	Fiscal 1998	Fiscal 1999	Fiscal 2000	Fiscal 2001	Fiscal 2002
Operating income	$12,626	$28,349	$37,487	$22,246	$31,425
Add: Depreciation of fixed assets	6,263	6,420	6,547	7,068	9,619
Amortization of intangible assets	958	958	1,306	1,338	619

EBITDA	$19,847	$35,727	$45,340	$30,652	$41,663

(3)
See Note 11 to Financial Statements, included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion provides information with respect to the results of operations of the Company for each of the three fiscal years in the period ended February 1, 2003. The following information should be read in conjunction with Item 6. "Selected Financial Data" and the consolidated financial statements and the notes thereto included elsewhere herein. It should also be noted that the year ended February 3, 2001 contains 53 weeks, whereas all the other fiscal years presented herein contain 52 weeks. Accordingly, if all other factors were equal, revenue and expense items in that year would be representative of approximately 2% more volume than other fiscal years.

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

          Revenue Recognition—Revenue is recognized at the time merchandise is shipped and title has passed. Allowances for sales returns, discounts and for estimated uncollectible accounts are provided when sales are recorded, based upon historical experience and current trends, and periodically updated, as appropriate. While the actual amounts have been within expectations, the Company cannot guarantee that this will continue in the future.

          Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. If required, based upon Management's judgement, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided. While such markdowns have been within Management's expectations, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

          Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. Pursuant to SFAS No. 144, through February 1, 2003, there were no adjustments to the carrying amount of long-lived assets resulting from the Company's evaluation for any periods presented in the accompanying financial statements.

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

        The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operations. The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders based upon Management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Historically, Management has been successful in mitigating the impact of fluctuating yarn prices and is continually reviewing and adjusting the Company's purchase commitments to take maximum advantage of price changes.

        As announced during the fourth quarter of fiscal 2001, the Company is in the process of consolidating its textile operations into a single expanded facility located in Asheville, North Carolina. Such consolidation and expansion is expected to be completed during fiscal 2003. As a result, the useful life of certain production equipment was adjusted, and certain other assets were written off.    The necessary adjustments were recorded in the fourth quarter of the fiscal year ended February 2, 2002, and resulted in additional depreciation of $336,000 and a direct write-off of assets of $433,000, both of which were charged to cost of goods sold. The additional depreciation charge in the current fiscal year amounted to $1,295,000.

        The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales, for the Company for each of the three years in the period ended February 1, 2003:

	Year Ended
	February 3, 2001	February 2, 2002	February 1, 2003
	[Fiscal 2000]	[Fiscal 2001]	[Fiscal 2002]
	(53 weeks)
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.0	76.4	75.0
Gross profit	29.0	23.6	25.0
Selling, general and administrative expenses	11.1	11.8	10.8
Interest expense	6.9	7.3	6.3
Other Data:
EBITDA(1)	$45,340,000	$30,652,000	$41,663,000
Percentage of net sales	20.9%	15.4%	18.6%

(1)
EBITDA is defined as operating income plus depreciation and amortization. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, Management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies. See page 11 of this Form 10-K for the computation of EBITDA.

Fiscal Year Ended February 1, 2003 Compared to Year Ended February 2, 2002

        Net sales for the fiscal year ended February 1, 2003 amounted to $224,329,000 as compared to $199,661,000 for the prior fiscal year, an increase of approximately 12.4%. Total units sold increased more than 27%. However, industry-wide declining selling prices for basic goods and an unfavorable change in product mix towards goods having lower selling prices and gross margins partially offset the favorable effect of increased unit sales. The industry-wide decline in selling prices has been continuing over the last several years. Overall, the Company's average selling prices were approximately 12% less than the prior fiscal year, and have declined nearly 30% over the last three fiscal years.

        Gross profit for the fiscal year ended February 1, 2003 increased $9,057,000 (19.2%). Gross margins have improved to 25.0% in the current fiscal year as compared to 23.6% in the prior period. This increase is largely the result of lower yarn prices and improved production efficiencies, partially offset by the adverse effect of lower selling prices and less favorable product mix. As discussed above, gross profit in the current fiscal year was adversely affected by additional depreciation charges aggregating approximately $1,295,000 relating to the planned consolidation of the Company's textile facilities. Comparable charges in the prior fiscal year ended February 2, 2002 amounted to $769,000.

        Selling, general and administrative expenses (including distribution expense) for the fiscal year ended February 1, 2003 increased $597,000 (2.5%) as compared to the prior fiscal year. As a percentage of sales, these expenses declined from 11.8% to 10.8%. Higher expenditures incurred in improving product support in the areas of distribution and information technology were partially offset by lower selling expenses. Distribution expense for the year was approximately the same as the prior year despite an increase of more than 27% in units sold.

        Interest expense declined $471,000 (3.2%) in the current fiscal year compared to the same period of the prior year. Interest rates have declined slightly, and the level of borrowings during the current fiscal year were lower than the prior year. At the end of each of the last two fiscal years, the Company was able to reduce its revolving credit borrowings to zero.

Fiscal Year Ended February 2, 2002 Compared to Year Ended February 3, 2001

        Net sales for the fiscal year ended February 2, 2002 amounted to $199,661,000 as compared to $216,537,000 for the prior fiscal year. While total units sold increased more than 4%, the decrease in revenues of $16,876,000 (7.8%) was the result of two factors: (i) industry-wide declining selling prices for basic goods; and (ii) an unfavorable change in product mix towards goods having lower selling prices and gross margins. Overall, the Company's average selling prices were approximately 12% less in the year ended February 2, 2002 as compared to the prior fiscal year.

        Gross profit for the fiscal year ended February 2, 2002 decreased $15,628,000 (24.9%). Gross margins declined from 29.0% in the fiscal year ended February 3, 2001 to 23.6% in the fiscal year ended February 2, 2002. This decline was caused by: (i) the aforementioned lower selling prices and less favorable product mix; (ii) higher per unit textile production costs; and (iii) higher yarn prices. The unfavorable changes were partially offset by significant savings realized by the relocation of cutting and sewing operations offshore.

        Selling, general and administrative expenses (including distribution expense) for the fiscal year ended February 2, 2002 declined $419,000 as compared to the prior fiscal year. Reflective of the lower operating results, the Company reduced its incentive-related selling and administrative compensation for the year. The savings achieved in these areas were partially offset by higher advertising expenditures and higher distribution costs.

        Interest expense declined $267,000 (1.8%) in the fiscal year ended February 2, 2002 compared to the same period of the prior year. Interest rates declined slightly, and the level of borrowings during the fiscal year ended February 2, 2002 were lower than the prior year. At the end of each of the two fiscal years, the Company was able to reduce its revolving credit borrowings to zero.

Liquidity and Capital Resources

        The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of $17,435,000 in the year ended February 1, 2003. This amount includes expenditures relating to the aforementioned consolidation and expansion of the Company's textile facilities. Capital expenditures were $6,592,000 in the year ended February 2, 2002, and $6,165,000 in the year ended February 3, 2001. Historically, the Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

        The Company's principal working capital requirements are financing accounts receivable and inventories. The Company has also expended $13,201,000 to acquire its Redeemable Preferred Stock having a carrying value at the time of acquisition of $17,707,000. Management estimates that capital expenditures in the fiscal year ending January 31, 2004 and thereafter will aggregate approximately $6,000,000 annually.

        At February 1, 2003 the Company had net working capital of $54,192,000 comprised of $9,933,000 in cash and cash equivalents, $28,315,000 of accounts receivable, $42,938,000 of inventories, $5,414,000 of other current assets, and $32,408,000 in accounts payable and other current liabilities.

        Anvil's Loan and Security Agreement, as amended (the "Loan Agreement"), provides for a maximum credit facility of $50,000,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement was for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2004. The Term Loan was in the original principal amount of $11,725,000, repayable in quarterly principal installments of $586,000 through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2 1/4%, at the Company's option. At February 1, 2003 there were no amounts outstanding under the Revolving Credit Facility.

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

Contractual Obligations and Commitments

        A summary of the Company's contractual obligations and commitments as of February 1, 2003 is as follows:

Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$2,345,000	$586,000	$130,000,000		$132,931,000
Operating leases	2,515,000	4,733,000	1,932,000	239,000	9,419,000
Redeemable Preferred Stock				96,197,000	96,197,000

Total	$4,860,000	$5,319,000	$131,932,000	$96,436,000	$238,547,000

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

Recent Accounting Pronouncements

        Effective at the beginning of the current fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning February 2, 2003. The adoption of SFAS No.143 is not expected to have a material impact on the Company's results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company adopted SFAS No. 144 effective February 1, 2003. The adoption of SFAS No. 144 did not have a significant impact on the financial position or results of operations of the Company.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, an Amendment of APB Opinion No. 30 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for the Company commencing February 2, 2003. The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which will supersede Emerging Issues Task Force Consensus No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's results of operations or financial position.

        In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation

No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's results of operations or financial position.

        FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's results of operations or financial position.

Forward-Looking Information

        The Company's results of operations have been significantly affected by an industry-wide decline in selling prices of nearly 30% over the last three years. If the industry-wide decline in selling prices for basic T-shirts were to continue or intensify, it would become increasingly more difficult for the Company to maintain historical profit margins. However, the Company has been able to mitigate the effects of this decline by various cost reductions and manufacturing efficiencies, the most significant of which has been the full integration of its cutting and sewing operations offshore. Furthermore, the consolidation of the Company's textile operations is expected to result in additional cost savings, and Management's future operating plans include additional initiatives to reduce costs and increase efficiency, such as increasing emphasis on sourcing and importation of finished core and related products.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        The Company believes that its potential exposure to market risk is not material. The Company eliminated its interest rate swap agreements in fiscal 2000.

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

EXECUTIVE OFFICERS AND
CERTAIN KEY EMPLOYEES OF ANVIL

        The following sets forth certain information with respect to the executive officers and certain key employees of Anvil.

Name	Age(1)	Position
Bernard Geller	69	Chief Executive Officer, Chairman of the Board
Anthony Corsano	43	President and Chief Operating Officer
Jacob Hollander	61	Executive Vice President, Chief Administrative Officer, Secretary, General Counsel and Director
William H. Turner	55	Executive Vice President of Manufacturing
Pasquale Branchizio	64	Vice President of Finance

(1)
All ages are as of December 31, 2002.

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

        Anthony Corsano has served as President and Chief Operating Officer Anvil since February 28, 2001. Prior thereto, he served as Executive Vice President of Sales and Marketing of Anvil for more than five years. From 1993 to 1995, Mr. Corsano served as Vice President of Sales and Marketing of Anvil's predecessor. From 1988 to 1993, Mr. Corsano served as Vice President—Sales of Anvil's predecessor and from 1985 to 1988 Mr. Corsano served as National Sales Manager of Anvil's predecessor.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 of Form 10-K appears on pages 8 through 11 of the Information Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by Item 13 of Form 10-K appears on page 11 of the Information Statement and is incorporated herein by reference.

Item 14. Controls and Procedures

        The Company's Chief Executive Officer (who is also the Chief Financial Officer) has evaluated the Company's disclosure controls and procedures as of April 18, 2003 and concluded that these controls and procedures are effective.

        There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to April 18, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements—See Page F-1 for index to Financial Statements

2.
Financial Statement Schedules—Schedule II—Valuation and Qualifying Accounts

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
4.4	Senior Indenture, dated as of March 14, 1997, by and among the Anvil, Holdings, Cottontops and the other Subsidiary Guarantors and United States Trust Company of New York, as trustee.(1)
4.5	10 7/8% Senior Notes and Guarantees.(1)
4.6	Series B 10 7/8% Senior Notes and Guarantees.(2)
4.7	Registration Rights Agreement, dated as of March 14, 1997, by and among Anvil, Holdings, Cottontops and DLJ, Wasserstein and NationsBanc, as Initial Purchasers.(1)
4.8	Loan and Security Agreement dated March 11, 1999 by and among Congress Financial Corporation, Anvil, Holdings and Cottontops.(5)

4.9	Term Promissory Note of Anvil dated March 11, 1999 payable to Congress Financial Corporation.(5)
4.10	Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Holdings.(5)
4.11	Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Anvil.(5)
10.1	Employment Agreement, dated as of January 30, 2001, by and between Anvil and Bernard Geller.(6)
10.2	Employment Agreement, dated as of January 30, 2001 by and between Anvil and Anthony Corsano.(6)
10.3	Employment Agreement, dated as of January 30, 2001, by and between Anvil and Jacob Hollander.(6)
10.4	Employment Agreement, dated as of January 30, 2001 by and between Anvil and William H. Turner.(6)
10.5	Exchange Debenture Indenture, dated as of March 14, 1997, by and between Holdings and United States Trust Company of New York, as trustee.(1)
10.6	Registration Rights Agreement, dated as of March 14, 1997, by and between Holdings and DLJ, as the Initial Purchaser.(1)
10.7	Registration Rights and Securityholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture CCT II Partners, L.P. "CCT") and DLJ.(1)
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
10.10	2002 Stock Option Plan(7)
10.11
Amendment No. 1 dated as of December 27, 1997 to Stockholders Agreement by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other person who acquires common stock of Holdings after the date thereof and executes a joinder thereto.(3)
10.12	Management Agreement dated November 3, 1998 among Anvil, Holdings, Cottontops and BRS.(5)
10.13	Management Agreement dated September 15, 2002 among Anvil, Holdings, Cottontops and CVC.
21	Subsidiaries of Holdings.

99.1	Certification pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

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

(7)
Previously filed with the Company's Form 10-K for the Year ended February 2, 2002 and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Anvil Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANVIL HOLDINGS, INC.
By:	/s/ JACOB HOLLANDER Jacob Hollander Vice President and Secretary

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ BERNARD GELLER Bernard Geller	Chairman of the Board, and Director (Principal Executive and Financial Officer)	April 24, 2003
/s/ JACOB HOLLANDER Jacob Hollander	Vice President, Secretary and Director	April 24, 2003
/s/ PASQUALE BRANCHIZIO Pasquale Branchizio	Vice President of Finance (Principal Accounting Officer)	April 24, 2003
/s/ BRUCE C. BRUCKMANN Bruce C. Bruckmann	Director	April 24, 2003
/s/ RICHARD R. LEONARD Richard R. Leonard	Director	April 24, 2003
/s/ DAVID WAGSTAFF III David Wagstaff III	Director	April 24, 2003
/s/ JOHN D. WEBER John D. Weber	Director	April 24, 2003

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
New York, New York

        We have audited the accompanying consolidated balance sheets of Anvil Holdings, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three fiscal years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Anvil Holdings, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

/S/ Deloitte & Touche LLP
New York, New York
April 9, 2003

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	February 2, 2002	February 1, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,931	$9,933
Accounts receivable, less allowances for doubtful accounts of $1,110 and $1,152	28,827	28,315
Inventories	45,339	42,938
Prepaid and refundable income taxes	1,046	1,210
Deferred income taxes-current portion	1,696	1,751
Prepaid expenses and other current assets	1,021	2,453

Total current assets	89,860	86,600
PROPERTY, PLANT AND EQUIPMENT—Net	30,655	38,099
GOODWILL	19,416	19,416
INTANGIBLE ASSETS—Net	3,216	2,597
OTHER ASSETS	2,578	2,138

	$145,725	$148,850

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$7,577	$14,494
Accrued expenses and other current liabilities	15,206	15,569
Current portion of term loan	2,345	2,345

Total current liabilities	25,128	32,408

LONG-TERM PORTION OF TERM LOAN	2,931	586

10 7/8% SENIOR NOTES	128,005	128,395

DEFERRED INCOME TAXES	5,759	4,950

OTHER LONG-TERM OBLIGATIONS	1,397	714

REDEEMABLE PREFERRED STOCK
(Liquidation value $55,104 and $62,624)	54,527	62,321
LESS—REDEEMABLE PREFERRED STOCK IN TREASURY
(Liquidation value $3,668 and $19,382)	(3,620)	(19,288)

REDEEMABLE PREFERRED STOCK—Net	50,907	43,033

STOCKHOLDERS' DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $52,758 and $59,671)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,590,000 and 3,592,500 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,803	12,806
Accumulated deficit	(81,244)	(74,081)

Total stockholders' deficiency	(68,402)	(61,236)

	$145,725	$148,850

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)

	Fiscal Year Ended
	February 3, 2001	February 2, 2002	February 1, 2003
	(53 Weeks)
NET SALES	$216,537	$199,661	$224,329
COST OF GOODS SOLD	153,805	152,557	168,168

Gross profit	62,732	47,104	56,161
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,939	23,520	24,117
AMORTIZATION OF INTANGIBLE ASSETS	1,306	1,338	619

Operating income	37,487	22,246	31,425
OTHER EXPENSES:
Interest expense	14,903	14,636	14,165
Other expense-net, principally amortization of debt expense	1,189	759	534

INCOME BEFORE PROVISION FOR INCOME TAXES	21,395	6,851	16,726
PROVISION FOR INCOME TAXES	9,050	2,404	6,089

NET INCOME	12,345	4,447	10,637
Less preferred stock dividends and accretion	(6,176)	(6,836)	(6,254)
Less Common A preference	(5,501)	(6,115)	(6,913)
Add gain on purchase of preferred stock	—	1,726	2,780

Net Income (Loss) Attributable To Common Stockholders	$668	$(6,778)	$250

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Class A Common Stock	$19.14	$19.34	$23.90

Class B Common Stock	$0 .17	$(1.75)	$0.06

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Class A Common	290	290	290

Class B Common	3,590	3,590	3,592

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(In Thousands)

	Common Stock
				Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total
Balance at January 30, 2000	$3	$36	—	$12,803	$(86,750)	$(73,908)
Preferred stock dividends					(6,013)	(6,013)
Accretion of preferred stock					(163)	(163)
Net income					12,345	12,345

Balance at February 3, 2001	3	36	—	12,803	(80,581)	(67,739)
Preferred stock dividends					(6,673)	(6,673)
Accretion of preferred stock					(163)	(163)
Gain on Purchase of Preferred Stock					1,726	1,726
Net income					4,447	4,447

Balance at February 2, 2002	3	36	—	12,803	(81,244)	(68,402)
Preferred stock dividends					(6,125)	(6,125)
Accretion of preferred stock					(129)	(129)
Gain on Purchase of Preferred Stock					2,780	2,780
Issuance of Class B Common Stock				3		3
Net income					10,637	10,637

Balance at February 1, 2003	$3	$36	—	$12,806	$(74,081)	$(61,236)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year Ended
	February 3, 2001	February 2, 2002	February 1, 2003
	(53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,345	$4,447	$10,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	6,547	7,068	9,619
Amortization of other assets	2,378	2,410	1,455
Deferred income taxes	1,215	(236)	(864)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,169	(1,217)	512
Inventories	(15,952)	10,519	2,401
Prepaid and refundable income taxes	117	(1,046)	(164)
Prepaid expenses and other current assets	(34)	—	(1,432)
Accounts payable	3,989	(4,935)	6,917
Accrued expenses and other current liabilities	829	(1,472)	363
Income taxes payable	23	(363)	—
Other—net	(696)	(117)	(685)

Net cash provided by operating activities	12,930	15,058	28,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,165)	(6,592)	(17,435)
Acquisition, net of working capital effect	(1,705)	—	—
Proceeds from sale of property and equipment	1,294	824	372

Net cash used in investing activities	(6,576)	(5,768)	(17,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving credit agreements	(584)	—	—
Repayments of long-term debt	(2,345)	(2,345)	(2,345)
Purchase of preferred stock	—	(1,852)	(11,349)

Net cash used in financing activities	(2,929)	(4,197)	(13,694)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,425	5,093	(1,998)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,413	6,838	11,931

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,838	$11,931	$9,933

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,762	$14,654	$14,182

Net payments of income taxes	$7,358	$4,049	$7,097

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Redeemable Preferred Stock Issued in Lieu of Dividends	$6,013	$6,673	$1,591

Preferred Stock Dividends Payable in Cash			$4,534

Gain on purchase of preferred stock		$1,726	$2,780

Details of Acquisition:
Fair Value of Net Assets Acquired	$235
Cash Paid	(1,940)

Net Cash Paid	$(1,705)

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

2.    RECAPITALIZATION AND REFINANCING

        The Company's current capital structure is the result of a 1997 recapitalization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") contributed $13,063 for the purchase of new common stock; (iii) 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture") and certain management investors reinvested a portion of their shares of capital stock of the Company in exchange for newly issued common stock; and (iv) 399 Venture exchanged a portion of its capital stock for Senior Exchangeable Preferred Stock and new common stock.

        Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000, 13% Senior Exchangeable Preferred Stock due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). The Senior Exchangeable Preferred Stock was recorded at $27,656 representing the proceeds of $30,000, less $390 allocated to the Class B common stock and $1,954 of expenses attributable to the Units Offering. Additionally, on March 14, 1997, Anvil sold $130,000 of 10 7/8% Senior Notes due 2007 ("Senior Notes") in connection with the Recapitalization.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP"). Such financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of significant intercompany accounts and transactions.

        Fiscal Year—The Company's operations are on a "52/53-week" fiscal year ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 contains 53 weeks.

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, income taxes, intangible assets and certain reserves.

        Cash and Cash Equivalents—Cash and cash equivalents include all highly liquid investments with an original maturity of 90 days or less.

        Fair Value of Financial Instruments—The carrying amounts of financial instruments reported in the accompanying consolidated balance sheets approximate their fair value. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

        Property, Plant and Equipment—Property, plant and equipment is being depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful life or the term of the lease. Depreciable lives are generally as follows:

Buildings and Improvements	20-25 years
Machinery, Equipment, Furniture And Fixtures	4-10 years

        Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

        Intangible Assets—Intangible assets of the Company consist of trademarks, goodwill and a covenant not to compete. Trademarks are being amortized over their estimated useful life of 17 years and the covenant not to compete is being amortized over its three year term. Goodwill (which is no longer being amortized—see Note 6) was being amortized over periods ranging from 10 to 35 years.

        Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, through February 1, 2003, there were no adjustments to the carrying amount of long-lived assets resulting from the Company's evaluation for any periods presented in the accompanying financial statements.

        Deferred Financing Fees—Included in other assets are deferred financing fees ($2,100 and $1,657 at February 2, 2002 and February 1, 2003, respectively) which are being amortized over the term of the applicable obligations.

        Revenue Recognition—Revenue is recognized at the time merchandise is shipped and title has passed. Allowances for sales returns and discounts are provided when sales are recorded.

        Income Taxes—Income taxes have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes.

        Earnings Per Share—Basic and diluted income (loss) per share is computed based upon the average outstanding shares of Class A and Class B common stock.

        Significant Customers—The Company has one customer that accounted for approximately 20% of the Company's net sales for the fiscal year ended February 1, 2003.

Recent Accounting Pronouncements

        Effective at the beginning of the current fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning February 2, 2003. The adoption of SFAS No.143 is not expected to have a material impact on the Company's results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company adopted SFAS No. 144 effective February 1, 2003. The adoption of SFAS No. 144 did not have a significant impact on the financial position or results of operations of the Company.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, an Amendment of APB Opinion No. 30 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for the Company commencing February 2, 2003. The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which will supersede Emerging Issues Task Force Consensus No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's results of operations or financial position.

        In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's results of operations or financial position.

        FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's results of operations or financial position.

4.    INVENTORIES

        Inventories consist of the following:

	February 2, 2002	February 1, 2003
Finished goods	$33,772	$29,141
Work-in-process	4,493	2,551
Raw materials and supplies	7,074	11,246

	$45,339	$42,938

5.    PROPERTY, PLANT AND EQUIPMENT—NET

        Property plant and equipment consists of the following:

	February 2, 2002	February 1, 2003
Land	$589	$1,430
Buildings and improvements	13,769	18,696
Machinery, equipment, furniture and fixtures	55,759	66,403

	70,117	86,529
Less accumulated depreciation and amortization	(39,462)	(48,430)

	$30,655	$38,099

        During the fourth quarter of fiscal year 2001, the Company announced its intention to consolidate its textile operations into a single expanded facility located in Asheville, North Carolina. Such consolidation and expansion is expected to be completed during fiscal 2003. As a result, the useful life of certain production equipment was adjusted as of the beginning of the fourth quarter of fiscal year

2001, and certain other assets were written off. The necessary adjustments were recorded in the fourth quarter of the fiscal year 2001, and resulted in additional depreciation of $336 and a direct write-off of assets of $433, both of which were charged to cost of goods sold. An additional depreciation charge of approximately $1,295 was recorded during the fiscal year ended February 1, 2003.

        Depreciation expense for the fiscal years ended February 3, 2001, February 2, 2002, and February 1, 2003 was $6,547, $7,068, and $9,619, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS—NET

        Effective at the beginning of the current fiscal year, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill. Previously recorded amortization had amounted to $719 annually. Goodwill at February 1, 2003 (net of amortization recorded through the fiscal year ended February 2, 2002) amounted to $19,416.

        Intangible assets being amortized consist of the following:

	February 2, 2002	February 1, 2003
Trademarksnet of accumulated amortization of $2,002 and $2,288	$2,856	$2,570
Covenant not to compete—net of accumulated amortization of $640 and $973	360	27

	$3,216	$2,597

        Amortization expense relating to the above intangible assets will be as follows for each of the next five fiscal years, beginning with the year ending January 31, 2004: $313, $286, $286, $286 and $286, respectively.

        The following table presents the adjusted amounts for the fiscal years ended February 3, 2001 and February 2, 2002 had the Company applied the nonamortization provisions of SFAS 142 during those fiscal years.

	Fiscal Year Ended
	February 3, 2001	February 2, 2002	February 1, 2003
	(53 weeks)
Reported net income (loss)	$12,345	$4,447	$10,637
Add- goodwill amortization (net of tax effect)	439	439	—

Adjusted net income (loss)	$12,784	$4,886	$10,637

Reported basic and diluted income per share, Class A Common Stock	$19.14	$19.34	$23.90
Add- goodwill amortization (net of tax effect)	0.12	0.12	—

Adjusted basic and diluted income per share, Class A Common Stock	$19.26	$19.46	$23.90

Reported basic and diluted income (loss) per share, Class B Common Stock	$0.17	$(1.75)	$0.06
Add- goodwill amortization (net of tax effect)	0.12	0.12	—

Adjusted basic and diluted income (loss) per share, Class B Common Stock	$0.29	$(1.63)	$0.06

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	February 2, 2002	February 1, 2003
Accrued wages, fringe benefits and bonuses	$5,841	$7,085
Accrued interest payable	5,520	5,503
Other	3,845	2,981

	$15,206	$15,569

8.    CREDIT AGREEMENT

        Anvil's Loan and Security Agreement, as amended (the "Loan Agreement"), provides for a maximum credit facility of $50,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement was for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2004. The Term Loan was in the original principal amount of $11,725, repayable in quarterly principal installments of $586 through April 2004, subject to extension of the Loan Agreement. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company's option. At February 1, 2003 there were no amounts outstanding under the Revolving Credit Facility. The weighted average interest rate on borrowings under the Loan Agreement during the years ended February 3, 2001, February 2, 2002 and February 1, 2003 was 9.5%, 7.3% and 4.9%, respectively. Interest on the Term Loan borrowings at February 1, 2003 was payable at the rate of 4.5%

9.    10-7/8% SENIOR NOTES

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

10.  INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Current:
Federal	$7,135	$2,412	$6,095
State and local	700	228	858

Total current provision	7,835	2,640	6,953

Deferred:
Federal	659	(213)	(492)
State and local	556	(23)	(372)

Total deferred (benefit) provision	1,215	(236)	(864)

Total tax (benefit) provision	$9,050	$2,404	$6,089

        The Company's consolidated pre-tax income for the years ended February 2, 2002 and February 1, 2003 includes pre-tax losses of $454 and pre-tax income $1,742 attributable to foreign sources, respectively.

        A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

	Year Ended
	February 3, 2001	February 2, 2002	February 1, 2003
Federal statutory tax rate	35%	35%	35%
State and local taxes—net of Federal income tax benefit	4	3	2
Foreign taxes-net	2	3	(1)
Write off of deferred debt issuance costs	1	(6)	—

	42%	35%	36%

        The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	February 2, 2002	February 1, 2003
Deferred tax assets relating to:
Inventories	$994	$974
Reserves not currently deductible	928	777

Total deferred tax assets	1,922	1,751

Deferred tax liabilities relating to:
Property, plant and equipment	(2,500)	(1,022)
Goodwill and trademarks	(2,931)	(3,332)
Unremitted foreign earnings	(554)	(884)
Tax credit carryforward and other	—	288

Total deferred tax liabilities	(5,985)	(4,950)

Net deferred tax (liability)	$(4,063)	$(3,199)

11.  INCOME (LOSS) PER SHARE

        Net income (loss) per share as presented in the accompanying statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, excluding anti-dilutive options (See note 14). Dividends and accretion on the Company's redeemable preferred stock (net of treasury shares) are deducted, and gains on repurchase of preferred stock (credited directly to the stockholders' deficiency) are added in arriving at income (loss) attributable to the Company's two classes of common stock. The 12.5% liquidation preference relating to the Company's Class A Common Stock is considered as per share earnings of that class only. Following is the computation of the per share amounts as presented in the Statement of Operations:

	Year Ended
	February 3, 2001	February 2, 2002	February 1, 2003
	(53 weeks)
Net income (loss) income attributable to common stockholders	$668	$(6,778)	$250

Net income (loss) per common share	$0.17	$(1.75)	$0.06
Preference per Class A common share	18.97	21.09	23.84

Net income per Class A common share	$19.14	$19.34	$23.90

Net income (loss) per Class B common share	$0.17	$(1.75)	$0.06

12.  EMPLOYEE SAVINGS AND INVESTMENT PLAN

        The Company has a savings and investment plan under which eligible employees may contribute up to 16% of their compensation, subject to certain limitations. The Company matches 100% of pre-tax contributions up to the first 3% and 50% of the next 3%. During the years ended February 3, 2001, February 2, 2002 and February 1, 2003, the Company made cash contributions to the plan aggregating $806, $783 and $779, respectively.

13.  CAPITAL STRUCTURE

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

        As required by the Company's Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the "Preferred Stock"), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value). This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date. Dividends subsequent to that date are required to be paid in cash. The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid. To date, the accrued dividends amount to $5,362, excluding dividends on preferred shares held by the Company. The Certificate of Designations relating to the Preferred Stock provides that if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock may call for a special meeting of stockholders at which they, voting together as a class, are entitled to elect two additional directors to the Company's Board of Directors.

        At February 1, 2003, the Company holds 704,334 shares of Preferred Stock which it acquired at an aggregate cost of $13,201.

Common Stock

        The Class A Common Stock accretes liquidation preference at the rate of 12.5% per annum, compounded quarterly, which is payable prior to distribution of dividends on Common Stock.

        Holders of Class B Common Stock are entitled to one vote per share on all matters to be voted on by stockholders, while holders of Class A Common Stock and Class C Common Stock (authorized, but unissued) have no right to vote on any matters except in special circumstances, such as a merger, consolidation, recapitalization or reorganization of the Company.

14.  STOCK OPTION PLAN

        Effective January 1, 2002, the Company adopted a stock option plan (the "2002 Stock Option Plan") which authorizes the granting of options for approximately 5.0% of the outstanding Class B Common Stock on a fully diluted basis. The 2002 Stock Option Plan may be terminated by the Company at any time. The options may be granted to certain members of management and key employees and are subject to time vesting as well as vesting provisions relating to the sale or recapitalization of the Company, as defined. The exercise price of such options is the fair market value of the Common Stock as of the date of grant. Options to purchase 90,000 shares with an exercise period of ten years were granted to certain members of management and key employees on January 1, 2002 at an exercise price of $1 per share, the fair value at date of grant. All such options were outstanding at February 2, 2002. During the year ended February 1, 2003, options to purchase 10,000 shares were cancelled and options to purchase 2,500 shares were exercised. At February 1, 2003, options to purchase 77,500 shares (37,500 of which were exercisable) were outstanding with an average life of approximately nine years. At April 25, 2003 options to purchase 65,000 shares (25,000 of which were exercisable) were outstanding. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.

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

15.  COMMITMENTS AND CONTINGENCIES

        Leases—The Company is obligated under various leases for equipment, office space and distribution facilities which expire at various dates through 2009. Future minimum rental commitments under noncancelable operating leases, with terms in excess of one year, are as follows:

Fiscal Year Ending In:
2004	$2,515
2005	2,434
2006	2,299
2007	1,320
2008	612
Thereafter	239

Total	$9,419

        Rental expense for the years ended February 3, 2001, February 2, 2002 and February 1, 2003 was $1,834, $2,441 and $2,818, respectively.

        Litigation—The Company is party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.

        Letters of Credit—At February 1, 2003, the Company was party to open letters of credit in the amount of $2,057, expiring through December 2003.

        Environmental Matters—Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility. In 1990, Winston Mills, Inc., a subsidiary of McGregor Corporation ("McGregor"), entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning such contamination. Since that time, McGregor, through Culligan International Company ("Culligan"), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates range from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the acquisition of the Anvil business (the "Acquisition"). This indemnity is guaranteed by Culligan and by Astrum International Corp. (now known as Samsonite Corporation), an affiliate of McGregor, in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR. McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Samsonite have also guaranteed McGregor's obligations under these indemnities.

16.  SUMMARIZED FINANCIAL DATA OF CERTAIN SUBSIDIARIES

        Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holdings' only direct subsidiary. Holdings and Cottontops guarantee the Senior Notes of Anvil. In addition to Cottontops, Anvil has five other direct subsidiaries (the "Non-U.S. Subsidiaries") which do not guarantee the Senior Notes: A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; and CDC GmbH, organized in Germany. There are no other direct or indirect subsidiaries of the Company. The following information presents certain condensed consolidating financial data for Holdings, Anvil, Cottontops and the Non-U.S. Subsidiaries. Complete financial statements and other disclosures concerning Anvil, Cottontops and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.

FISCAL 2002	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Eliminations	Holdings and Subsidiaries Consolidated
Balance Sheet Data
Cash and cash equivalents		$9,101	$2	$830		$9,933
Accounts receivable-net		25,397	2,412	506		28,315
Inventories		40,150	1,850	938		42,938
Other current assets		4,653	279	482		5,414

Total current assets		79,301	4,543	2,756		86,600
Property, plant & equipment-net		28,889	742	8,468		38,099
Goodwill, intangibles and other non-current assets-net		23,828		323		24,151
Investment in Anvil	$(18,203)				$18,203
Investment in Cottontops		4,690			(4,690)
Investment in Non-U.S. Subsidiaries		9,039			(9,039)

	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850

Accounts payable		$13,264	$419	$811		$14,494
Accrued liabilities and other current liabilities		16,041	176	1,697		17,914
Long-term debt and other non-current liabilities		134,645				134,645
Redeemable preferred stock	$43,033					43,033
Stockholders' deficiency/ equity	(61,236)	(18,203)	4,690	9,039	$4,474	(61,236)

	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850

Statement of Operations Data
Net sales		$209,068	$21,016	$24,638	(30,393)	$224,329
Cost of goods sold		157,370	18,890	21,957	(30,393)	167,824

Gross profit		51,698	2,126	2,681		56,505
Operating expenses		23,164	979	593		24,736
Interest expense and other		14,872	(175)	346		15,043

Income before taxes		13,662	1,322	1,742		16,726
Provision for income taxes		5,017	463	609		6,089

Net income		$8,645	$859	$1,133		$10,637

Cash Flow Data
Cash provided (used) by operations		$27,485	$(1,868)	$3,142		$28,759
Investing Activities
Purchase of property, plant & equipment and other-net		(14,133)	(599)	(2,331)		(17,063)
Financing Activities
Purchase of Preferred Stock and other-net		(13,694)				(13,694)
Intercompany financing activities		(2,105)	2,466	(361)		—

Increase (decrease) in cash		(2,447)	(1)	450		(1,998)
Cash at beginning of period		11,548	3	380		11,931

Cash at end of period		$9,101	$2	$830		$9,933

FISCAL 2001	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Eliminations	Holdings and Subsidiaries Consolidated
Balance Sheet Data
Cash and cash equivalents		$11,548	$3	$380		$11,931
Accounts receivable-net		27,598	886	343		28,827
Inventories		43,805	600	934		45,339
Other current assets		3,457	81	225		3,763

Total current assets		86,408	1,570	1,882		89,860
Property, plant & equipment-net		22,106	289	8,260		30,655
Goodwill, intangibles and other non-current assets-net		24,863	8	339		25,210
Investment in Anvil	$(17,495)				$17,495
Investment in Cottontops		1,365			(1,365)
Investment in Non-U.S. Subsidiaries		8,043			(8,043)

	$(17,495)	$142,785	$1,867	$10,481	$8,087	$145,725

Accounts payable		$6,705	$360	$512		$7,577
Accrued liabilities and other current liabilities		15,483	142	1,926		17,551
Long-term debt and other non-current liabilities		138,092				138,092
Redeemable preferred stock	$50,907					50,907
Stockholders' deficiency/ equity	(68,402)	(17,495)	1,365	8,043	$8,087	(68,402)

	$(17,495)	$142,785	$1,867	$10,481	$8,087	$145,725

Statement of Operations Data
Net sales		$191,085	$14,424	$18,433	(24,281)	$199,661
Cost of goods sold		145,223	13,347	17,770	(24,281)	152,059

Gross profit		45,862	1,077	663		47,602
Operating expenses		23,289	1,055	514		24,858
Interest expense and other		15,323	(33)	603		15,893

Income (loss) before taxes		7,250	55	(454)		6,851
Provision for income taxes		2,385	19	—		2,404

Net income		$4,865	$36	$(454)		$4,447

Cash Flow Data
Cash provided by operations		$11,597	$1,093	$2,368		$15,058
Investing Activities
Purchase of property, plant & equipment and other-net		(2,366)	(171)	(3,231)		(5,768)
Financing Activities
Repayment of Long-term debt and other-net		(4,197)				(4,197)
Intercompany financing activities		58	(921)	863		—

Increase (decrease) in cash		5,092	1	0		5,093
Cash at beginning of period		6,456	2	380		6,838

Cash at end of period		$11,548	$3	$380		$11,931

FISCAL 2000	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Eliminations	Holdings and Subsidiaries Consolidated
Statement of Operations Data
Net sales		$208,575	$14,715	$11,777	$(18,530)	$216,537
Cost of goods sold		147,049	13,237	11,858	(18,530)	153,614

Gross profit		61,526	1,478	(81)		62,923
Operating expenses		23,364	1,436	445		25,245
Interest expense and other		15,957	(28)	354		16,283

Income (loss) before taxes		22,205	70	(880)		21,395
Provision for income taxes		9,022	28	—		9,050

Net income		$13,183	$42	$(880)		$12,345

Cash Flow Data
Cash provided (used) by operations		$14,511	$(87)	$(1,494)		$12,930
Investing Activities
Purchase of property, plant & equipment and other-net		(3,009)	(89)	(3,478)		(6,576)
Financing Activities
Repayment of Long-term debt and other-net		(2,929)				(2,929)
Intercompany financing activities		(5,421)	171	5,250		—

Increase (decrease) in cash		3,152	(5)	278		3,425
Cash at beginning of period		3,304	7	102		3,413

Cash at end of period		$6,456	$2	$380		$6,838

17.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Anvil, Holdings and Cottontops have entered into a management agreement with BRS, effective as of the Recapitalization, whereby BRS is to provide certain advisory and consulting services in relation to the affairs of Anvil, Holdings and Cottontops, including services in connection with strategic financial planning, and the selection, retention and supervision of investment bankers or other financial advisors or consultants. Annual fees under this management agreement are $250.

        Anvil, Holdings and Cottontops have entered into a management agreement with CVC Management LLC, and affiliate of 399 Venture ("CVC") effective September 15, 2002, whereby CVC is to provide certain advisory and consulting services in relation to the affairs of Anvil, Holdings and Cottontops, including services in connection with strategic financial planning, and the selection, retention and supervision of investment bankers or other financial advisors or consultants. Annual fees under this management agreement are $250.

        Holdings' Articles of Incorporation provide for a special dividend in the annual amount of $250 on its Series 1-Class A Common Stock, all of which is held by 399 Venture and its affiliates. Such special dividend has been paid through September 14, 2002. A majority of the holders of the Series 1-Class A Common Stock have waived the payment of the special dividend on and after September 15, 2002 and have agreed to vote their shares of the Company's voting stock in favor of amending and restating the Company's Certificate of Incorporation to effectuate the elimination of the special dividend.

        BRS and 399 Venture are significant stockholders of the Company and each have two designees on the Company's Board of Directors.

18.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal 2001				Fiscal 2002
	Quarter				Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$57,760	$53,050	$43,563	$45,288	$63,355	$64,546	$48,609	$47,819
Gross profit	14,457	12,084	9,939	10,624	16,244	18,096	11,399	10,422
Operating profit (loss)	7,553	6,088	3,655	4,950	9,384	11,914	4,782	5,345
Net income (loss)	1,996	1,314	(156)	1,293	3,379	4,901	691	1,666
Basic and diluted net income (loss) per share:
Class A Common Stock	$4.47	$4.66	$4.43	$5.77	$5.53	$6.70	$5.48	$6.19

Class B Common Stock	$(0.23)	$(0.48)	$(0.89)	$(0.15)	$0.14	$0.90	$(0.54)	$(0.43)

SCHEDULE II

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions(a)	Balance at end of year
Year ended February 3, 2001 Allowance for doubtful accounts	$1,211	$3		$(93)	$1,121

Year ended February 2, 2002 Allowance for doubtful accounts	$1,121	$317		$(328)	$1,110

Year ended February 1, 2003 Allowance for doubtful accounts	$1,110	$77		$(35)	$1,152

(a)
Accounts written off or collected - net

S-1

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
SCHEDULE II