Form 10-Q
period 2003-05-03
ANVIL HOLDINGS INC
filed 2003-06-12
CIK 1038274

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 3, 2003

Commission File Number 333-26999

ANVIL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3801705 (I.R.S. Employer Identification No.)

228 East 45th Street New York, New York (address of principal executive office)	10017 (Zip Code)

Registrant's telephone number (including area code) (212) 476-0300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        At June 12, 2003, there were 290,000 shares of Class A Common Stock, $0.01 par value (the "Class A Common") and 3,605,000 shares of Class B Common Stock, $0.01 par value (the "Class B Common") of the registrant outstanding.

Form 10-Q

        ANVIL HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

ASSETS

	May 3, 2003	February 1, 2003*
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,622	$9,933
Accounts receivable, less allowances for doubtful accounts of $1,137 and $1,152	37,561	28,315
Inventories	42,627	42,938
Prepaid and refundable income taxes	1,750	1,210
Deferred income taxes-current portion	1,751	1,751
Prepaid expenses and other current assets	1,997	2,453

Total current assets	90,308	86,600
PROPERTY, PLANT AND EQUIPMENT Net	37,236	38,099
GOODWILL	19,416	19,416
INTANGIBLE ASSETS Net	2,495	2,597
OTHER ASSETS	2,026	2,138

	$151,481	$148,850

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$11,783	$14,494
Accrued expenses and other current liabilities	13,356	15,569
Revolving credit loan	8,563	—
Current portion of term loan	2,345	2,345

Total current liabilities	36,047	32,408

LONG-TERM PORTION OF TERM LOAN	—	586

10 7/8% SENIOR NOTES	128,493	128,395

DEFERRED INCOME TAXES	4,950	4,950

OTHER LONG-TERM OBLIGATIONS	745	714

REDEEMABLE PREFERRED STOCK
(Liquidation value $64,659 and $62,624)	64,339	62,321
LESS REDEEMABLE PREFERRED STOCK IN TREASURY
(Liquidation value $20,011 and $19,382)	(19,913)	(19,288)

REDEEMABLE PREFERRED STOCK Net	44,426	43,033

STOCKHOLDERS' DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $61,457 and $59,671)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,605,000 and 3,592,500 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,818	12,806
Accumulated deficit	(76,037)	(74,081)

Total stockholders' deficiency	(63,180)	(61,236)

	$151,481	$148,850

See notes to consolidated financial statements.

*
Derived from audited financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)

	Fiscal Quarter Ended
	May 3, 2003	May 4, 2002
	(Unaudited)
NET SALES	$62,675	$63,355
COST OF GOODS SOLD	52,667	47,111

Gross profit	10,008	16,244
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,795	6,702
AMORTIZATION OF INTANGIBLE ASSETS	102	158

Operating income	3,111	9,384
OTHER EXPENSES:
Interest expense	3,606	3,567
Other expense-net, principally amortization of debt expense	333	148

(LOSS) INCOME BEFORE INCOME TAXES	(828)	5,669
(BENEFIT) PROVISION FOR INCOME TAXES	(265)	2,290

NET (LOSS) INCOME	(563)	3,379
Less preferred stock dividends and accretion	(1,393)	(1,632)
Less Common A preference	(1,786)	(1,562)
Add gain on purchase of preferred stock	—	356

Net (loss) income attributable to common stockholders	$(3,742)	$541

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Class A Common Stock	$5.20	$5.53

Class B Common Stock	$(0.96)	$0.14

Weighted average shares used in computation of basic and diluted (loss) income per share:
Class A Common	290	290

Class B Common	3,602	3,591

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE FISCAL QUARTER ENDED MAY 3, 2003
(In Thousands)

	Common Stock
				Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total
Balance at February 2, 2003	$3	$36	—	$12,806	$(74,081)	$(61,236)
Preferred stock dividends					(1,364)	(1,364)
Accretion of preferred stock					(29)	(29)
Issuance of Class B Common Stock				12		12
Net loss					(563)	(563)

Balance at May 3, 2003	$3	$36	—	$12,818	(76,037)	(63,180)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

	Fiscal Quarter Ended
	May 3, 2003	May 4, 2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(563)	$3,379
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed assets	2,137	2,161
Amortization of other assets	310	406
Changes in operating assets and liabilities:
Accounts receivable	(9,246)	(4,995)
Inventories	311	9,830
Accounts payable	(2,711)	272
Accrued expenses & other liabilities	(2,213)	(1,678)
Income taxes payable	—	1,927
Other—net	(39)	(120)

Net cash (used in) provided by operating activities	(12,014)	11,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,394)	(3,444)
Proceeds from disposals of property and equipment	120	8

Net cash used in investing activities	(1,274)	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Term Loan	(586)	(586)
Borrowings under revolving credit agreements	8,563	—
Purchase of preferred stock	—	(747)

Net cash provided by (used in) financing activities	7,977	(1,333)

(DECREASE) INCREASE IN CASH	(5,311)	6,413
CASH, BEGINNING OF PERIOD	9,933	11,931

CASH, END OF PERIOD	$4,622	$18,344

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,140	$7,106

Cash paid for income taxes	$275	$358

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemable preferred stock issued in lieu of dividends		$1,591

Gain on purchase of preferred stock		$356

See notes to consolidated financial statements.

Form 10-Q

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share Data)

NOTE 1—General

        Basis of Presentation:    The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal period ended May 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004, or any other period. The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date. For further information, refer to the financial statements for the fiscal year ended February 1, 2003 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2—Credit Agreements, etc.

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

At May 3, 2003, there was $8,563 outstanding under the Revolving Credit Facility bearing interest at 4.5%.

        As required by the Company's Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the "Preferred Stock"), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value). This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date. Dividends subsequent to that date are required to be paid in cash. The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid. To date, the accrued dividends amount to $5,360, excluding dividends on preferred shares held by the Company. The Certificate of Designations relating to the Preferred Stock provides that if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock may call for a special meeting of stockholders at which they, voting together as a class, are entitled to elect two additional directors to the Company's Board of Directors. At the request of certain shareholder representatives, a meeting has been called for June 26, 2003 at the Company's headquarters.

NOTE 3—Inventories

        Inventories at May 3, 2003 and February 1, 2003 consisted of the following:

	May 3, 2003	February 1, 2003
Finished goods	$26,104	$29,141
Work-in-process	3,556	2,551
Raw materials and supplies	12,967	11,246

	$42,627	$42,938

NOTE 4—Goodwill and Other Intangible Assets—Adoption of SFAS No. 142

        Effective at the beginning of the fiscal year ended February 1, 2003, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill. Previously recorded amortization had amounted to $719 annually. Goodwill at May 3, 2003 (net of amortization recorded through the fiscal year ended February 2, 2002) amounted to $19,416.

        Intangible assets being amortized consist of the following:

	May 3, 2003	February 1, 2003
Trademarks net of accumulated amortization of $2,363 and $2,288	$2,495	$2,570
Covenant not to compete—net of accumulated amortization of $1,000 and $973	—	27

	$2,495	$2,597

        Amortization expense relating to the above intangible assets will be as follows for each of the next five fiscal years, beginning with the year ending January 31, 2004: $313 (including $102 for the quarter ended May 3, 2003) and $286 for each year thereafter.

NOTE 5—Income (Loss) per Share

        Net income (loss) per share as presented in the accompanying statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, excluding anti-dilutive options. Dividends and accretion on the Company's redeemable preferred stock (net of treasury shares) are deducted, and gains on repurchase of preferred stock (credited directly to the stockholders' deficiency) are added in arriving at income (loss) attributable to the Company's two classes of common stock. The 12.5% liquidation preference relating to the Company's Class A Common Stock is considered as per share earnings of that class only.

NOTE 6—Summarized Financial Data of Certain Wholly-Owned Subsidiaries

        Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holdings' only direct subsidiary. Holdings and Cottontops fully and unconditionally, jointly and severally guarantee the Senior Notes of Anvil. In addition to Cottontops, Anvil has five other direct subsidiaries (the "Non-U.S. Subsidiaries") which do not guarantee the Senior Notes: A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; and CDC GmbH, organized in Germany. There are no other direct or indirect subsidiaries of the Company. The following information presents certain condensed consolidating financial data for Holdings, Anvil, Cottontops and the Non-U.S. Subsidiaries. Complete financial statements and other disclosures concerning Anvil, Cottontops and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.

FISCAL QUARTER ENDED MAY 3, 2003	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Balance Sheet Data
Cash and cash equivalents		$3,068	$893	$661		$4,622
Accounts receivable-net		33,836	2,743	982		37,561
Inventories		39,330	2,096	1,201		42,627
Other current assets		4,831	208	459		5,498

Total current assets		81,065	5,940	3,303		90,308
Property, plant & equipment-net		28,538	808	7,890		37,236
Goodwill, intangibles and other non-current assets-net		23,616		321		23,937
Investment in Anvil	$(18,754)				$18,754
Investment in Cottontops		6,303			(6,303)
Investment in Non-U.S. Subsidiaries		8,644			(8,644)

	$(18,754)	$148,166	$6,748	$11,514	3,807	$151,481

Accounts payable		$10,554	$335	$894		$11,783
Accrued liabilities and other current liabilities		11,270	110	1,976		13,356
Revolving credit loan and current portion of term loan		10,908				10,908
Long-term debt and other non-current liabilities		134,188				134,188
Redeemable preferred stock	$44,426					44,426
Stockholders' deficiency/equity	(63,180)	(18,754)	6,303	8,644	3,807	(63,180)

	$(18,754)	$148,166	$6,748	$11,514	$3,807	$151,481

Statement of Operations Data
Net sales		$56,545	$5,722	$6,265	$(5,857)	$62,675
Cost of goods sold		48,051	4,743	5,730	(5,857)	52,667

Gross profit		8,494	979	535		10,008
Operating expenses		6,520	193	184		6,897
Interest expense and other		3,880	(7)	66		3,939

(Loss) income before taxes		(1,906)	793	285		(828)
(Benefit) provision for income taxes		(610)	254	91		(265)

Net income		$(1,296)	$539	$194		$(563)

Cash Flow Data
Cash (used) provided by operations		$(12,452)	$(70)	$508		$(12,014)
Investing Activities
Purchase of property, plant & equipment and other-net		(1,073)	(113)	(88)		(1,274)
Financing Activities
Borrowings under revolving credit agreement and other-net		7,977				7,977
Intercompany financing activities		(485)	1,074	(589)

Increase (decrease) in cash		(6,033)	891	(169)		(5,311)
Cash at beginning of period		9,101	2	830		9,933

Cash at end of period		$3,068	$893	$661		$4,622

FISCAL QUARTER ENDED MAY 4, 2002	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Statement of Operations Data
Net sales		$59,928	$4,721	$5,692	$(6,986)	$63,355
Cost of goods sold		44,979	4,171	4,947	(6,986)	47,111

Gross profit		14,949	550	745		16,244
Operating expenses		6,478	234	148		6,860
Interest expense and other		3,573	142			3,715

Income before taxes		4,898	316	455		5,669
Provision for income taxes		1,982	126	182		2,290

Net income		$2,916	$190	$273		$3,379

Cash Flow Data
Cash provided (used) by operations		$11,850	$(983)	$315		$11,182
Investing ActivitiesPurchase of property, plant & equipment and other-net		(2,954)	(213)	(269)		(3,436)
Financing Activities Purchase of Preferred Stock and other-net		(1,333)				(1,333)
Intercompany financing activities		(1,090)	1,200	(110)

Increase (decrease) in cash		6,473	4	(64)		6,413
Cash at beginning of period		11,548	3	380		11,931

Cash at end of period		$18,021	$7	$316		$18,344

FISCAL YEAR ENDED FEBRUARY 1, 2003	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Balance Sheet Data
Cash and cash equivalents		$9,101	$2	$830		$9,933
Accounts receivable-net		25,397	2,412	506		28,315
Inventories		40,150	1,850	938		42,938
Other current assets		4,653	279	482		5,414

Total current assets		79,301	4,543	2,756		86,600
Property, plant & equipment-net		28,889	742	8,468		38,099
Goodwill, intangibles and other non-current assets-net		23,828		323		24,151
Investment in Anvil	$(18,203)				$18,203
Investment in Cottontops		4,690			(4,690)
Investment in Non-U.S. Subsidiaries		9,039			(9,039)

	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850

Accounts payable		$13,264	$419	$811		$14,494
Accrued liabilities and other current liabilities		16,041	176	1,697		17,914
Long-term debt and other non-current liabilities		134,645				134,645
Redeemable preferred stock	$43,033					43,033
Stockholders' deficiency/equity	(61,236)	(18,203)	4,690	9,039	$4,474	(61,236)

	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies And Estimates

The Company's significant accounting policies are more fully described in Note 3 to the consolidated financial statements, included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The application of accounting policies require judgement by Management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with GAAP requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant accounting policies include:

Revenue Recognition—Revenue is recognized at the time merchandise is shipped and title has passed. Allowances for sales returns, discounts and for estimated uncollectible accounts are provided when sales are recorded, based upon historical experience and current trends, and periodically updated, as appropriate. While the actual amounts of recorded allowances have been within expectations, the Company cannot guarantee that this will continue in the future.

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

As announced during the fourth quarter of fiscal 2001, the Company is in the process of consolidating its textile operations into a single expanded facility located in Asheville, North Carolina. Such consolidation and expansion is expected to be completed during the current fiscal year.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

	Fiscal Quarter Ended
Statement of Operations Data:	May 3, 2003	May 4, 2002
Net sales	100.0%	100.0%
Cost of goods sold	84.0	74.4
Gross profit	16.0	25.6
Selling, general and administrative expenses	10.9	10.6
Interest expense	5.8	5.6
Other Data:
EBITDA(1)	$5,350,000	$11,703,000
Percentage of net sales	8.5%	18.5%

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

EBITDA has been computed as follows:

	Fiscal Quarter Ended
	May 3, 2003	May 4, 2002
Operating income	$3,111,000	$9,384,000
Add: Depreciation of fixed assets	2,137,000	2,161,000
Amortization of intangible assets	102,000	158,000

EBITDA	$5,350,000	$11,703,000

Quarter Ended May 3, 2003 Compared to Quarter Ended May 4, 2002

Net sales for the quarter ended May 3, 2003 amounted to $62,675,000, as compared to $63,355,000 for the first quarter of the preceding fiscal year, a decrease of $680,000, or 1.1%. Although total units sold were 11.9% higher for the quarter ended May 3, 2003 compared to the prior year's quarter, the average selling price declined by approximately 11.6%.

Gross profit for the quarter ended May 3, 2003 decreased $6,236,000 (38.4%) when compared to the first quarter of the prior fiscal year. Gross margin in the current period declined from 25.6% in the prior year's quarter to 16.0% in the current fiscal quarter. This decline is the result of the compound effects of higher yarn prices, continuing lower selling prices for basic T-shirts, and an unfavorable change in the product mix of goods sold toward goods having lower profit margins. In addition, textile conversion costs during the fiscal quarter ended May 3, 2003 were higher than normal due to inefficiencies caused by the process of consolidating the Company's textile operations into a single expanded facility. These inefficiencies are expected to abate as the consolidation progresses toward completion.

Selling, general and administrative expenses (including distribution expense) were approximately the same for each of the quarters ended May 3, 2003 and May 4, 2002. Higher selling, advertising and marketing costs were largely offset by reductions in general and administrative compensation.

Interest expense was approximately the same during each of the fiscal quarters end May 3, 2003 and May 4, 2002. Interest rates declined slightly, but borrowings under the Company's Revolving Credit Agreement were higher in the current fiscal quarter than during the same period of the prior year.

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

At May 3, 2003 the Company had net working capital of $54,261,000. The Company's current assets consisted of $4,622,000 in cash and cash equivalents, $37,561,000 of accounts receivable, $42,627,000 of inventories, and $5,498,000 of other current assets. At the same date, the Company had $25,139,000 in accounts payable and accrued liabilities, $2,345,000 remaining on its term loan, and $8,563,000 outstanding on its Revolving Credit Agreement. These borrowings are currently bearing interest at 4.5% per annum.

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

Contractual Obligations and Commitments

A summary of the Company's contractual obligations and commitments as of May 3, 2003 is as follows:

Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$2,345,000		$130,000,000		$132,345,000
Operating leases	2,515,000	4,733,000	1,932,000	239,000	9,419,000
Redeemable Preferred Stock				96,197,000	96,197,000

Total	$4,860,000	$4,733,000	$131,932,000	$96,436,000	$237,961,000

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

Recent Accounting Pronouncements

Effective at the beginning of the fiscal year ended February 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company's ceasing to amortize existing goodwill.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning in the current fiscal year and is not expected to have a material impact on the Company's results of operations or financial position.

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, an Amendment of APB Opinion No. 30 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for the Company commencing February 2, 2003. The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 has not and is not expected to have a material impact on the Company's results of operations or financial position.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with SFAS No. 123, the effect on the Company's results of operations and financial position would have been immaterial. The adoption of

SFAS No. 148 is not expected to have a material impact on the Company's results of operations or financial position.

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

Statement Regarding Forward-Looking Information

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

Item 4. Controls and Procedures

        The Company's Chief Executive Officer (who is also the Chief Financial Officer) has evaluated the Company's disclosure controls and procedures as of June 10, 2003 and concluded that these controls and procedures are effective.

        There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to June 10, 2003.

PART II—OTHER INFORMATION

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

Dated: June 12, 2003

QuickLinks

ANVIL HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
ASSETS
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
ANVIL HOLDINGS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Share Data)
ANVIL HOLDINGS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE FISCAL QUARTER ENDED MAY 3, 2003 (In Thousands)
ANVIL HOLDINGS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands, Except Share Data)
SIGNATURES