Form 10-Q
period 2003-08-02
ANVIL HOLDINGS INC
filed 2003-09-11
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2003

Commission File Number 333-26999

ANVIL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3801705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 East 45th Street New York, New York	10017
(address of principal executive office)	(Zip Code)

Registrant’s telephone number (including area code)	(212) 476-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐      No ☒

At September 11, 2003, there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,592,500 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

Form 10-Q

ANVIL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	August 2, 2003	February 1, 2003*

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,950	$9,933
Accounts receivable, less allowances for doubtful accounts of $1,137 and $1,152	27,341	28,315
Inventories	41,100	42,938
Prepaid and refundable income taxes	3,583	1,210
Deferred income taxes-current portion	1,751	1,751
Prepaid expenses and other current assets	2,569	2,453
Total current assets	80,294	86,600

PROPERTY, PLANT AND EQUIPMENT—Net	36,027	38,099
GOODWILL	19,416	19,416
INTANGIBLE ASSETS—Net	2,427	2,597
OTHER ASSETS	1,931	2,138
	$140,095	$148,850

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$8,503	$14,494
Accrued expenses and other current liabilities	16,332	15,569
Revolving credit loan	741	—
Current portion of term loan	1,759	2,345
Total current liabilities	27,335	32,408
LONG-TERM PORTION OF TERM LOAN	—	586
10-7/8% SENIOR NOTES	128,590	128,395
DEFERRED INCOME TAXES	4,950	4,950
OTHER LONG-TERM OBLIGATIONS	625	714
REDEEMABLE PREFERRED STOCK (Liquidation value $66,761 and $62,624)	66,492	62,321
LESS—REDEEMABLE PREFERRED STOCK IN TREASURY (Liquidation value $20,662 and $19,382)	(20,579)	(19,288)
REDEEMABLE PREFERRED STOCK—Net	45,913	43,033
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $63,362 and $59,671)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,605,000 and 3,592,500 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,818	12,806
Accumulated deficit	(80,175)	(74,081)
Total stockholders’ deficiency	(67,318)	(61,236)
	$140,095	$148,850

See notes to consolidated financial statements.

*Derived from audited financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	Aug 2, 2003	Aug 3, 2002	Aug 2, 2003	Aug 3, 2002
	(Unaudited)		(Unaudited)

NET SALES	$52,254	$64,546	$114,929	$127,901
COST OF GOODS SOLD	46,740	46,450	99,407	93,561
GROSS PROFIT	5,514	18,096	15,522	34,340
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,010	6,031	12,805	12,733
AMORTIZATION OF INTANGIBLE ASSETS	68	151	170	309
OPERATING (LOSS) INCOME	(564)	11,914	2,547	21,298
INTEREST EXPENSE	3,606	3,480	7,212	7,047
AMORTIZATION OF DEBT EXPENSE AND OTHER - NET	200	263	533	411

(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(4,370)	8,171	(5,198)	13,840

(BENEFIT) PROVISION FOR INCOME TAXES	(1,719)	3,270	(1,984)	5,560

NET (LOSS) INCOME	(2,651)	4,901	(3,214)	8,280
Less preferred stock dividends and accretion	(1,487)	(1,631)	(2,880)	(3,263)
Less Common A preference	(1,905)	(1,684)	(3,691)	(3,246)
Add gain on purchases of preferred stock	—	1,897	—	2,253
Net (Loss) Income Attributable to Common Stockholders	$(6,043)	$3,483	$(9,785)	$4,024

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock	$5.02	$6.70	$10.21	$12.23

Class B Common Stock	$(1.55)	$0.90	$(2.51)	$1.04

Weighted average shares used in computation of basic and diluted income (loss) per share:
Class A Common	290	290	290	290
Class B Common	3,605	3,593	3,603	3,592

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE FISCAL SIX MONTHS ENDED AUGUST 2, 2003

(In Thousands)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class C

Balance at February 2, 2003	$3	$36	—	$12,806	$(74,081)	$(61,236)
Preferred stock dividends					(2,822)	(2,822)
Accretion of preferred stock					(58)	(58)
Issuance of Class B Common Stock				12		12
Net loss					(3,214)	(3,214)
Balance at August 2, 2003	$3	$36	—	$12,818	$(80,175)	$(67,318)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data)

	Fiscal Six Months Ended
	August 2, 2003	August 3, 2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,214)	$8,280
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	4,242	4,340
Amortization of other assets	569	748
Changes in operating assets and liabilities:
Accounts receivable	974	(464)
Inventories	1,838	17,161
Prepaid and refundable income taxes	(2,373)	4
Prepaid expenses and other current assets	(116)	(1,391)
Accounts payable	(5,991)	1,681
Accrued expense and other current liabilities	763	2,891
Income taxes payable	—	1,598
Other—net	(73)	(414)
Net cash (used in) provided by operating activities	(3,381)	34,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,448)	(7,644)
Proceeds from disposals of property and equipment	277	193
Net cash used in investing activities	(2,171)	(7,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Term Loan	(1,172)	(1,172)
Borrowings under revolving credit loan	741	—
Purchase of preferred stock	—	(9,299)
Net cash used in financing activities	(431)	(10,471)

(DECREASE) INCREASE IN CASH	(5,983)	16,512
CASH, BEGINNING OF PERIOD	9,933	11,931
CASH, END OF PERIOD	$3,950	$28,443

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,212	$7,106
Cash paid for income taxes	$250	$3,908

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemable preferred stock issued in lieu of dividends	—	$1,591
Preferred stock dividends payable in cash	—	$1,694
Gain on purchase of preferred stock	—	$2,253

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES         Form 10-Q

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share Data)

NOTE 1 -General

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the fiscal period ended August 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004, or any other period.  The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements for the fiscal year ended February 1, 2003 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

As used herein, the “Company” refers to Anvil Holdings, Inc. (“Holdings”), including, in some instances, its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation (“Anvil”), and its other subsidiaries, as appropriate to the context. The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children, supplemented with caps, towels, robes and bags. The Company markets and distributes its products, under its brand names and private labels, primarily to wholesalers and screen printers, principally in the United States.

The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information.

The Company’s operations are on a “52/53-week” fiscal year ending on the Saturday closest to January 31.  The accompanying consolidated financial statements include the accounts of the Company, after elimination of significant intercompany accounts and transactions.

Litigation:  The Company is party to various litigation matters incidental to the conduct of its business.  The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the consolidated financial condition, liquidity, business or results of operations of the Company.

NOTE 2 - Credit Agreements, etc.

Anvil’s Loan and Security Agreement, as amended on May 28, 2002 (the “Loan Agreement”), provides for a maximum credit facility of $50,000 consisting of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”).  The Loan Agreement is for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date.  The Loan Agreement (as currently extended) expires March 11, 2004.  The Term Loan was in the original principal amount of $11,725, repayable in quarterly principal installments of $586 through April 2004, subject to extension of the Loan Agreement.  Amounts due under the

Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil.  Holdings and Cottontops, Inc., a Delaware corporation (“Cottontops”) guaranty amounts due under the Loan Agreement.  Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At August 2, 2003, there was $741 outstanding under the Revolving Credit Facility bearing interest at 4.25%.

As required by the Company’s Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $6,813, excluding dividends on preferred shares held by the Company.  The Certificate of Designations relating to the Preferred Stock provides that if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock may call for a special meeting of stockholders at which they, voting together as a class, are entitled to elect two additional directors to the Company’s Board of Directors

NOTE 3 - Inventories

Inventories at August 2, 2003 and February 1, 2003 consisted of the following:

	August 2, 2003	February 1, 2003

Finished goods	$30,447	$29,141
Work-in-process	1,870	2,551
Raw materials and supplies	8,783	11,246
	$41,100	$42,938

NOTE 4 – Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

Effective at the beginning of the fiscal year ended February 1, 2003, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company’s ceasing to amortize existing goodwill.  Previously recorded amortization had amounted to $719 annually.  Goodwill at August 2, 2003 amounted to $19,416.

Intangible assets being amortized consist of the following:

	August 2, 2003	February 1, 2003
Trademarks—net of accumulated amortization of $2,431 and $2,288	$2,427	$2,570
Covenant not to compete—net of accumulated amortization of $1,000 and $973	—	27
	$2,427	$2,597

Amortization expense relating to the above intangible assets will be as follows for each of the next five fiscal years, beginning with the year ending January 31, 2004:  $313 (including $68 and $170 for the quarter and six months ended August 2, 2003, respectively) and $286 for each year thereafter.

NOTE 5 – Income (Loss) per Share

Net income (loss) per share as presented in the accompanying consolidated statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, excluding anti-dilutive options.  Dividends and accretion on the Company’s redeemable preferred stock (net of treasury shares) are deducted, and gains on repurchase of preferred stock (credited directly to the stockholders’ deficiency) are added in arriving at income (loss) attributable to the Company’s two classes of common stock.  The 12.5% liquidation preference relating to the Company’s Class A Common Stock is considered as per share earnings of that class only.  Following is the computation of the per share amounts as presented in the consolidated statements of operations:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	Aug 2, 2003	Aug 3, 2002	Aug 2, 2003	Aug 3, 2002

Net (loss) income attributable to common stockholders	$(6,043)	$3,483	$(9,785)	$4,024

Net (loss) income per common share	$(1.55)	$0.90	$(2.51)	$1.04
Preference per Class A common share	6.57	5.80	12.72	11.19
Net income per Class A common share	$5.02	$6.70	$10.21	$12.23

Net (loss) income per Class B common share	$(1.55)	$0.90	$(2.51)	$1.04

NOTE 6 - Summarized Financial Data of Certain Wholly-Owned Subsidiaries

Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil.  Anvil is Holdings’ only direct subsidiary.  Holdings and Cottontops fully and unconditionally, jointly and severally guarantee the Senior Notes of Anvil.  In addition to Cottontops, Anvil has five other direct subsidiaries (the “Non-U.S. Subsidiaries”) which do not guarantee the Senior Notes: A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; and CDC GmbH, organized in Germany.  There are no other direct or indirect subsidiaries of the Company.  The following information presents certain condensed consolidating financial data for Holdings, Anvil, Cottontops and the Non-U.S. Subsidiaries.  Complete financial statements and other disclosures concerning Anvil, Cottontops and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.

FISCAL QUARTER ENDED August 2, 2003	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Balance Sheet Data
Cash and cash equivalents		$1,959	$1,031	$960		$3,950
Accounts receivable-net		24,123	2,213	1,005		27,341
Inventories		38,391	1,619	1,090		41,100
Other current assets		7,304	194	405		7,903
Total current assets		71,777	5,057	3,460		80,294
Property, plant & equipment-net		27,952	786	7,289		36,027
Goodwill, intangibles and other non-current assets-net		23,458		316		23,774
Investment in Anvil	$(21,405)				$21,405
Investment in Cottontops		5,523			(5,523)
Investment in Non-U.S. Subsidiaries		8,523			(8,523)
	$(21,405)	$137,233	$5,843	$11,065	$7,359	$140,095

Accounts payable		$7,810	$187	$506		$8,503
Accrued expenses and other current liabilities		14,163	133	2,036		16,332
Revolving credit loan and current portion of term loan		2,500				2,500
Long-term debt and other non-current liabilities		134,165				134,165
Redeemable preferred stock	$45,913					45,913
Stockholders’ deficiency/ equity	(67,318)	(21,405)	5,523	8,523	$7,359	(67,318)
	$(21,405)	$137,233	$5,843	$11,065	$7,359	$140,095

Statement of Operations Data
Net sales		$46,582	$4,856	$6,911	$(6,095)	$52,254
Cost of goods sold		42,599	3,955	6,281	(6,095)	46,740
Gross profit		3,983	901	630		5,514
Operating expenses		5,736	167	175		6,078
Interest expense and other		3,873	(1)	(66)		3,806
(Loss) income before taxes		(5,626)	735	521		(4,370)
(Benefit) provision for income taxes		(2,261)	327	215		(1,719)
Net income		$(3,365)	$408	$306		$(2,651)

FISCAL SIX MONTHS ENDED August 2, 2003	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Statement of Operations Data
Net sales		$103,127	$10,578	$13,176	$(11,952)	$114,929
Cost of goods sold		90,650	8,698	12,011	(11,952)	99,407
Gross profit		12,477	1,880	1,165		15,522
Operating expenses		12,256	360	359		12,975
Interest expense and other		7,753	(8)			7,745
(Loss) income before taxes		(7,532)	1,528	806		(5,198)
(Benefit) provision for income taxes		(2,871)	581	306		(1,984)
Net (loss) income		$(4,661)	$947	$500		$(3,214)

Cash Flow Data
Cash (used in) provided by operations		$(5,700)	$1,281	$1,038		$(3,381)
Investing Activities—Purchase of property, plant & equipment and other-net		(1,835)	(138)	(198)		(2,171)
Financing Activities—Borrowings and repayments under credit agreement -net		(431)				(431)
Intercompany financing activities		824	(114)	(710)
(Decrease) increase in cash		(7,142)	1,029	130		(5,983)
Cash at beginning of period		9,101	2	830		9,933
Cash at end of period		$1,959	$1,031	$960		$3,950

FISCAL QUARTER ENDED August 3, 2002
Statement of Operations Data
Net sales	$60,246	$4,967	$6,595	$(7,262)	$64,546
Cost of goods sold	43,629	4,460	5,623	(7,262)	46,450
Gross profit	16,617	507	972		18,096
Operating expenses	5,793	246	143		6,182
Interest expense and other	3,895		(152)		3,743
Income before taxes	6,929	261	981		8,171
Provision for income taxes	2,775	103	392		3,270
Net income	$4,154	$158	$589		$4,901

FISCAL SIX MONTHS ENDED August 3, 2002	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Statement of Operations Data
Net sales		$120,174	$9,688	$12,287	$(14,248)	$127,901
Cost of goods sold		88,608	8,631	10,570	(14,248)	93,561
Gross profit		31,566	1,057	1,717		34,340
Operating expenses		12,271	480	291		13,042
Interest expense and other		7,468		(10)		7,458
Income before taxes		11,827	577	1,436		13,840
Provision for income taxes		4,757	229	574		5,560
Net income		$7,070	$348	$862		$8,280
Cash Flow Data
Cash provided by (used in) operations			$33,966	$(1,424)	$1,892	$34,434
Investing Activities—Purchase of property, plant & equipment and other-net		(6,444)	(335)	(672)		(7,451)
Financing Activities—Purchase of Preferred Stock and other-net		(10,471)				(10,471)
Intercompany financing activities		(762)	1,765	(1,003)
Increase in cash		16,289	6	217		16,512
Cash at beginning of period		11,548	3	380		11,931
Cash at end of period		$27,837	$9	$597		$28,443

FISCAL YEAR ENDED February 1, 2003
Balance Sheet Data
Cash and cash equivalents		$9,101	$2	$830		$9,933
Accounts receivable-net		25,397	2,412	506		28,315
Inventories		40,150	1,850	938		42,938
Other current assets		4,653	279	482		5,414
Total current assets		79,301	4,543	2,756		86,600
Property, plant & equipment-net		28,889	742	8,468		38,099
Goodwill, intangibles and other non-current assets-net		23,828		323		24,151
Investment in Anvil	$(18,203)				$18,203	—
Investment in Cottontops		4,690			(4,690)	—
Investment in Non-U.S. Subsidiaries		9,039			(9,039)	—
	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850

Accounts payable		$13,264	$419	$811		$14,494
Accrued liabilities and other current liabilities		16,041	176	1,697		17,914
Long-term debt and other non-current liabilities		134,645				134,645
Redeemable preferred stock	$43,033					43,033
Stockholders’ deficiency/equity	(61,236)	(18,203)	4,690	9,039	$4,474	(61,236)
	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies And Estimates

The Company’s significant accounting policies are more fully described in Note 3 to the consolidated financial statements, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.  The application of accounting policies require judgement by Management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgements are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with GAAP requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant accounting policies include:

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

Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.  If required, based upon Management’s judgement, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided.  While such markdowns have been within Management’s expectations, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  Pursuant to SFAS No. 144, there were no adjustments to the carrying amount of long-lived assets resulting from the Company’s evaluation for any periods presented in the accompanying financial statements.

Results of Operations

The Company’s results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company’s customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure from time to time in response to price changes.  The Company generally does not lead its competitors in pricing, but instead modifies its prices to the extent necessary to remain competitive with those set by its competitors.

The gross profit margins of the Company’s products vary significantly.  Accordingly, the Company’s overall gross profit margin is affected by its product mix.  In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company’s textile operations.  The largest component of the Company’s cost of goods sold is the cost of yarn.  The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders based upon Management’s expectations regarding future yarn prices and levels of supply.  Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton.  The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices.  Historically, Management has been successful in mitigating the impact of fluctuating yarn prices and is continually reviewing and adjusting the Company’s purchase commitments to take maximum advantage of price changes.

The Company continues the process of consolidating its textile operations into a single expanded facility located in Asheville, North Carolina.  Expansion is complete and full integration is expected prior to the end of the current fiscal year.

The following table sets forth, for each of the periods indicated, certain consolidated statement of operations data, expressed as a percentage of net sales.

	Fiscal Quarter Ended		Fiscal Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.4	72.0	86.5	73.1
Gross profit	10.6	28.0	13.5	26.9
Selling, general and administrative expenses	11.5	9.3	11.1	10.0
Interest expense	6.9	5.4	6.3	5.5
Other Data:
EBITDA (1)	$1,609,000	$14,244,000	$6,959,000	$25,947,000
Percentage of net sales	3.1%	22.1%	6.1%	20.3%

(1) EBITDA is defined as operating income (loss) plus depreciation and amortization.  EBITDA is not a measure of performance under GAAP.  EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.  Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company’s ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting.  In addition, management believes EBITDA is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA should not be construed as an indication of the Company’s operating performance or as a measure of liquidity. EBITDA does not take into account the Company’s debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

EBITDA has been computed as follows:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Operating (loss) income	$(564,000)	$11,914,000	$2,547,000	$21,298,000
Add: Depreciation of fixed assets	2,105,000	2,179,000	4,242,000	4,340,000
Amortization of intangible assets	68,000	151,000	170,000	309,000
EBITDA	$1,609,000	$14,244,000	$6,959,000	$25,947,000

Quarter Ended August 2, 2003 Compared to Quarter Ended August 3, 2002

Net sales for the quarter ended August 2, 2003 amounted to $52,254,000, as compared to $64,546,000 for the comparable quarter of the preceding fiscal year, a decrease of $12,292,000, or 19%.  Total units sold were only 3% less than the preceding year’s quarter.  However, a significant reduction in average selling prices of more than 16% was the primary cause for the reduced sales.

Gross profit for the quarter ended August 2, 2003 decreased $12,582,000 (69.5%) when compared to the second quarter of the prior fiscal year.  Gross margin in the current period declined from approximately 28% in the prior year’s quarter to 10.6% in the current fiscal quarter.  This decline is the result of the compound effects of higher yarn prices, continuing lower selling prices for basic T-shirts, and an unfavorable change in the product mix of goods sold toward goods having lower profit margins.  In addition, textile conversion costs during the fiscal quarter ended August 2, 2003 were higher than normal due to inefficiencies caused by the process of consolidating the Company’s textile operations into a single expanded facility.  These inefficiencies have begun to abate as the consolidation progresses toward completion.

Selling, general and administrative expenses (including distribution expense) were approximately the same for each of the quarters ended August 2, 2003 and August 3, 2002.  Higher selling, advertising and marketing costs were largely offset by reductions in general and administrative compensation.

Interest expense was $126,000 higher in the current fiscal quarter as compared to the same period of the prior year.  The increase is the result of the Company’s need for borrowing under its Revolving Credit Facility during the current period, while no borrowings were required during the same period of the prior year.

Six months Ended August 2, 2003 Compared to Six months Ended August 3, 2002

Net sales for the six months ended August 2, 2003 amounted to $114,929,000, as compared to $127,901,000 for the first six months of the prior year, a decrease of $12,972,000 or 10.1%.  On a year to date basis, for the first six months of the current fiscal year, total units sold are approximately 4% higher than the same period of the prior year, while on the same basis average selling prices have declined by approximately 14%.

Gross profit for the six months ended August 2, 2003 declined $18,818,000 (54.8%) as the result of higher yarn prices, lower selling prices and textile conversion inefficiencies discussed above.

Selling, general and administrative expenses (including distribution expense) were approximately the same for the first half of each of the last two fiscal years.  Higher selling, advertising and marketing costs in the current fiscal period were largely offset by reductions in general and administrative compensation.

Interest expense was $165,000 higher in the current fiscal quarter as compared to the same period of the prior year.  The increase is the result of the Company’s need for borrowing under its Revolving Credit Facility during the current period, while no borrowings were required during the same period of the prior year.

Amortization of intangible assets declined by $139,000 because by the end of the first fiscal quarter of the current year, the Company had fully amortized a covenant not to compete which had been valued at $1,000,000 and was being amortized over a three year period.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of $17,435,000 in the year ended February 1, 2003.  This amount includes expenditures relating to the aforementioned textile consolidation and the expansion of the Company’s remaining textile facility.  Capital expenditures were $6,592,000 in the year ended February 2, 2002, and $6,165,000 in the year ended February 3, 2001.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

The Company’s principal working capital requirements are financing accounts receivable and inventories.  The Company has also expended $13,201,000 to acquire its Redeemable Preferred Stock having a carrying value at the time of acquisition of $17,707,000.  Management estimates that capital expenditures in the fiscal year ending January 31, 2004 and thereafter will aggregate approximately $6,000,000 annually.

At August 2, 2003 the Company had net working capital of $52,959,000.  The Company’s current assets consisted of $3,950,000 in cash and cash equivalents, $27,341,000 of accounts receivable, $41,100,000 of inventories, and $7,903,000 of other current assets.  At the same date, the Company had $24,835,000 in accounts payable and accrued liabilities, $1,759,000 remaining on its term loan, and $741,000 outstanding on its Revolving Credit Facility.  These borrowings are currently bearing interest at 4.25% per annum.

Anvil’s Loan and Security Agreement, as amended (the “Loan Agreement”), provides for a maximum credit facility of $50,000,000 consisting of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”). The Loan Agreement was for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date.  The Loan Agreement (as currently extended) expires March 11, 2004.  The Term Loan was in the original principal amount of $11,725,000, repayable in quarterly principal installments of $586,000 through April 2004, subject to extension of the Loan Agreement.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil.  Holdings and Cottontops guaranty amounts due under the Loan Agreement.  Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.

Holdings has no independent operations with its sole asset being the capital stock of Anvil, which stock is pledged to secure the obligations under the Loan Agreement.  As a holding company, Holdings’ ability to pay cash dividends on the Senior Preferred Stock or, if issued, principal and interest on the debentures into which the Senior Preferred Stock is convertible (the “Exchange Debentures”) is dependent upon the earnings of Anvil and its subsidiaries and their ability to declare dividends or make other intercompany transfers to Holdings.  Under the terms of the Senior Indenture, Anvil may incur certain indebtedness pursuant to agreements that may restrict its ability to pay such dividends or other intercompany transfers necessary to service Holdings’ obligations, including its obligations under the terms of the Senior Preferred Stock and, if issued, the Exchange Debentures. The Senior Note Indenture restricts, among other things, Anvil’s and certain of its subsidiaries’ ability to pay dividends or make certain other “restricted” payments (except to the extent, among other things, the restricted payments are less than 50% of the Consolidated Net Income of Anvil [as defined therein]), to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make certain investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. Neither the Senior Note Indenture nor the Loan Agreement restricts Anvil’s subsidiaries from declaring dividends or making other intercompany transfers to Anvil.

The Company’s ability to satisfy its debt obligations, including, in the case of Anvil, to pay principal and interest on the Senior Notes and, in the case of Holdings, to pay principal and interest on the Exchange Debentures, if issued, to perform its obligations under its guarantees and to pay cash dividends on the Senior Preferred Stock, will depend upon the Company’s future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Loan Agreement.  However, the Company may be required to refinance a portion of the principal of the Senior Notes and, if issued, the Exchange Debentures prior to their maturity and, if the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital.  There can be no assurance that if any of these remedies are necessary, they could be effected on satisfactory terms, if at all.

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of August 2, 2003 is as follows:

Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long-term debt	$1,759,000		$130,000,000		$131,759,000
Operating leases	2,515,000	4,733,000	1,932,000	239,000	9,419,000
Redeemable Preferred Stock				96,197,000	96,197,000
Total	$4,274,000	$4,733,000	$131,932,000	$96,436,000	$237,375,000

The Company believes that, based upon current and anticipated levels of operations, funds generated from operations, together with other available sources of liquidity, including borrowings under the Loan Agreement, will be sufficient over the next twelve months for the Company to fund its normal working capital requirements and satisfy its debt service requirements.

Seasonality

The Company’s business is not significantly seasonal as it manufactures and sells a wide variety of activewear products that may be worn throughout the year.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials.  The Company does not believe that inflation has had any material effect on the Company’s business during the periods discussed herein.

Recent Accounting Pronouncements

Effective at the beginning of the fiscal year ended February 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company’s ceasing to amortize existing goodwill.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations.  The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning in the current fiscal year and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for all fiscal years beginning after December 15, 2001.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company adopted SFAS No. 144 effective February 1, 2003.  The adoption of SFAS No. 144 did not have a significant impact on the consolidated financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, an Amendment of APB Opinion No. 30 are effective for financial statements issued for fiscal years beginning after May 15, 2002 became effective for the Company commencing February 2, 2003.  The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 became effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.  The adoption of SFAS No. 145 has not and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which will supersede Emerging Issues Task Force Consensus No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation.  This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002.  The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards.  Had compensation cost been determined consistent with SFAS No. 123, the effect on the Company’s consolidated results of operations and financial position would have been immaterial.  The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In November 2002, the FASB approved FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for the first fiscal period beginning after December 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated operating results or financial condition.

FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 was issued in January 2003.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Statement Regarding Forward-Looking Information

The Company’s results of operations have been significantly affected by an industry-wide decline in selling prices of more than 30% over the last three years.  If the industry-wide decline in selling prices for basic T-shirts were to continue or intensify, it would become increasingly difficult for the Company to achieve historical profit margins.  The Company continues its efforts to mitigate the effects of this decline by exploring additional cost reduction methods and improvements in manufacturing efficiencies.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts.  From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, Management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that Management’s expectation, beliefs or projections will result or be achieved or accomplished.  In addition to the other factors and matters discussed elsewhere herein, the following factors are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

 1.            Changes in economic conditions, in particular those which affect the activewear market.

 2.            Changes in the availability and/or price of yarn, in particular, if increases in the price of yarn are not passed along to the Company’s customers.

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

 8.            Occurrences affecting the Company’s ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.

 9.            Significant changes in rates of interest, inflation or taxes.

10.         Significant changes in the Company’s relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

11.         Changes in accounting principles and/or the application of such principles to the Company.

The foregoing factors could affect the Company’s actual results and could cause the Company’s actual results during fiscal 2003 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market and interest rate risk is not material.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer (who is also the Chief Financial Officer) has evaluated the Company’s disclosure controls and procedures as of September 9, 2003 and concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 9, 2003.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

See Note 2 to Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)            The Company held its annual meeting of stockholders on May 22, 2003.

(b)            At the aforementioned annual meeting, the Board of Directors was re-elected in its entirety to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified.  No other matters were voted upon at such meeting.

(c)             All votes cast (a total of 3,160,506) were in favor of each Director.  There were 444,494 votes withheld.

(d)            Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1        Certification pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

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

Dated: September 11, 2003