Form 10-Q
period 2003-11-01
ANVIL HOLDINGS INC
filed 2003-12-12
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 1, 2003

Commission File Number 333-26999

ANVIL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3801705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 East 45th Street New York, New York	10017
(address of principal executive office)	(Zip Code)
(212) 476-0300
Registrant’s telephone number
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

Yes ☐    No ☒

At December 12, 2003 there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,592,500 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

Form 10-Q

ANVIL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	November 1, 2003	February 1, 2003*

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$915	$9,933
Accounts receivable, less allowances for doubtful accounts of $1,137 and $1,152	21,521	28,315
Inventories	47,964	42,938
Prepaid and refundable income taxes	5,323	1,210
Deferred income taxes-current portion	1,751	1,751
Prepaid expenses and other current assets	2,060	2,453
Total current assets	79,534	86,600
PROPERTY, PLANT AND EQUIPMENT—Net	35,092	38,099
GOODWILL	19,416	19,416
INTANGIBLE ASSETS—Net	2,352	2,597
OTHER ASSETS	1,829	2,138
	$138,223	$148,850

LIABILITIES AND STOCKHOLDERS’  DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$7,719	$14,494
Accrued expenses and other current liabilities	14,391	15,569
Revolving credit loan	5,902	—
Current portion of term loan	1,172	2,345
Total current liabilities	29,184	32,408
LONG-TERM PORTION OF TERM LOAN	—	586
10-7/8% SENIOR NOTES	128,688	128,395
DEFERRED INCOME TAXES	4,950	4,950
OTHER LONG-TERM OBLIGATIONS	627	714
REDEEMABLE PREFERRED STOCK (Liquidation value $68,930 and $62,624)	68,724	62,321
LESS—REDEEMABLE PREFERRED STOCK IN TREASURY (Liquidation value $21,333 and $19,382)	(21,269)	(19,288)
REDEEMABLE PREFERRED STOCK—Net	47,455	43,033
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $65,338 and $59,671)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,605,000 and 3,592,500 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,818	12,806
Accumulated deficit	(85,538)	(74,081)
Total stockholders’ deficiency	(72,681)	(61,236)
	$138,223	$148,850

See notes to consolidated financial statements.

*Derived from audited financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

		Fiscal Quarter Ended		Fiscal Nine Months Ended
		Nov 1, 2003	Nov 2, 2002	Nov 1, 2003	Nov 2, 2002
		(Unaudited)		(Unaudited)

	NET SALES	$36,965	$48,609	$151,894	$176,510
	COST OF GOODS SOLD	32,617	37,210	132,024	130,771
	GROSS PROFIT	4,348	11,399	19,870	45,739
	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,103	6,458	18,908	19,191
	AMORTIZATION OF INTANGIBLE ASSETS	75	159	245	468
	OPERATING (LOSS) INCOME	(1,830)	4,782	717	26,080
	INTEREST EXPENSE	(3,575)	(3,581)	(10,787)	(10,628)
	AMORTIZATION OF DEBT EXPENSE AND OTHER—NET	(221)	24	(754)	(387)

	(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(5,626)	1,225	(10,824)	15,065

	(BENEFIT) PROVISION FOR INCOME TAXES	(1,805)	534	(3,789)	6,094
	NET (LOSS) INCOME	(3,821)	691	(7,035)	8,971
Less:	Preferred Stock dividends and accretion	(1,542)	(1,567)	(4,422)	(4,830)
	Common A preference	(1,976)	(1,745)	(5,667)	(4,991)
Add:	Gain on purchase of preferred stock	—	527	—	2,780
	NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,339)	$(2,094)	$(17,124)	$1,930

	BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:

	Class A Common Stock	$4.93	$5.48	$15.14	$17.71

	Class B Common Stock	$(1.88)	$(0.54)	$(4.40)	$0.50

	Weighted average shares used in computation of basic and diluted net income (loss) per share:
	Class A Common	290	290	290	290
	Class B Common	3,605	3,593	3,604	3,592

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE FISCAL NINE MONTHS ENDED NOVEMBER 1, 2003

(In Thousands)

	Common Stock			Additional	Accumulated
	Class A	Class B	Class C	Paid-in Capital	Deficit	Total

Balance at February 2, 2003	$3	$36	—	$12,806	$(74,081)	$(61,236)
Preferred stock dividends					(4,335)	(4,335)
Accretion of preferred stock					(87)	(87)
Issuance of Class B Common Stock				12		12
Net loss					(7,035)	(7,035)
Balance at November 1, 2003	$3	$36	—	$12,818	$(85,538)	$(72,681)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data)

Fiscal Nine Months Ended
November 1, 2003	November 2, 2002
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income

$

(7,035

)

$

8,971

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization of fixed assets

6,292

6,872

Amortization of other assets

852

1,115

Changes in operating assets and liabilities:

Accounts receivable

6,794

5,332

Inventories

(5,026

)

8,797

Prepaid and refundable income taxes

(4,114

)

(959

)

Prepaid expenses and other current assets

394

(1,109

)

Accounts payable

(6,775

)

3,005

Accrued expenses & other liabilities

(1,265

)

85

Other—net

7

(3

)

Net cash (used in) provided by operating activities

(9,876

)

32,106

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(3,576

)

(12,807

)

Proceeds from disposals of property and equipment

291

362

Net cash used in investing activities

(3,285

)

(12,445

)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of Term Loan

(1,759

)

(1,758

)

Purchase of preferred stock

—

(11,349

)

Borrowings under revolving credit agreement

5,902

—

Net cash provided by (used in) financing activities

4,143

(13,107

)

(DECREASE) INCREASE IN CASH

(9,018

)

6,554

CASH, BEGINNING OF PERIOD

9,933

11,931

CASH, END OF PERIOD

$

915

$

18,485

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest

$

14,321

$

14,175

Cash paid for income taxes

$

256

$

7,002

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Redeemable preferred stock issued in lieu of dividends

—

$

1,591

Preferred stock dividends payable in cash and accretion

$

4,422

$

3,239

Gain on purchase of preferred stock

—

$

2,780

See notes to consolidated financial statements.

Form 10-Q

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands,  Except Share Data)

NOTE 1 -General

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the fiscal period ended November 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004, or any other period.  The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements for the fiscal year ended February 1, 2003 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2 - Credit Agreements; Senior Exchangeable Preferred Stock

Anvil’s Loan and Security Agreement, as amended on May 28, 2002 (the “Loan Agreement”), provides for a maximum credit facility of $50,000 consisting of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”).   The Loan Agreement is for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date.  The Loan Agreement (as currently extended) expires March 11, 2004.  The Term Loan was in the original principal amount of $11,725, repayable in quarterly principal installments of $586 through April 2004, subject to extension of the Loan Agreement.   Amounts due under the

Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil.  Holdings and Cottontops, Inc., a Delaware corporation (“Cottontops”) guaranty amounts due under the Loan Agreement.   Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At November 1, 2003, there was $5,902 outstanding under the Revolving Credit Facility bearing interest at 4.25%.

In accordance with the provisions of the Company’s Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $8,311, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.    On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.  See Item 4 in Part II of this Form 10-Q.

NOTE  3  -  Inventories

Inventories at November 1, 2003 and February 1, 2003 consisted of the following:

	November 1, 2003	February 1, 2003

Finished goods	$38,262	$29,141
Work-in-process	1,694	2,551
Raw materials and supplies	8,008	11,246
	$47,964	$42,938

NOTE 4 – Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

Effective at the beginning of the fiscal year ended February 1, 2003, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 did not require any adjustments to the carrying value of goodwill or other intangible assets, but did result in the Company’s ceasing to amortize existing goodwill.  Previously recorded amortization had amounted to $719 annually.  Goodwill at November 1, 2003 amounted to $19,416.

Intangible assets being amortized consist of the following:

November 1, 2003	February 1, 2003

Trademarks—net of accumulated amortization of $2,506 and $2,288

$

2,352

$

2,570

Covenant not to compete—net of accumulated amortization of $1,000 and $973

—

27

$

2,352

$

2,597

Amortization expense relating to the above intangible assets will be as follows for each of the next five fiscal years, beginning with the year ending January 31, 2004:  $313 (including $75 and $245 for the quarter and nine months ended November 1, 2003, respectively) and $286 for each fiscal year thereafter.

NOTE 5 – Income (Loss) per Share

Net income (loss) per share as presented in the accompanying consolidated statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, excluding anti-dilutive options.   Dividends and accretion on the Company’s Preferred Stock (net of treasury shares) are deducted, and gains on repurchase of Preferred Stock (credited directly to the stockholders’ deficiency) are added in arriving at income (loss) attributable to the Company’s two classes of common stock.  The 12.5% liquidation preference relating to the Company’s Class A Common Stock is considered as per share earnings of that class only.  Following is the computation of the per share amounts as presented in the consolidated statements of operations:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Nov 1, 2003	Nov 2, 2002	Nov 1, 2003	Nov 2, 2002

Net (loss) income attributable to common stockholders	$(7,339)	$(2,094)	$(17,124)	$1,930

Net (loss) income per common share	$(1.88)	$(0.54)	$(4.40)	$0.50
Preference per Class A common share	6.81	6.02	19.54	17.21
Net income per Class A common share	$4.93	$5.48	$15.14	$17.71

Net (loss) income per Class B common share	$(1.88)	$(0.54)	$(4.40)	$0.50

NOTE  6 - Summarized Financial Data of Certain Wholly-Owned Subsidiaries

Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil.  Anvil is Holdings’ only direct subsidiary.  Holdings and Cottontops fully and unconditionally, jointly and severally guarantee the 10-7/8% Senior Notes of Anvil.   In addition to Cottontops, Anvil has five other direct subsidiaries (the “Non-U.S. Subsidiaries”) which do not guarantee the Senior Notes: A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; and CDC GmbH, organized in Germany.  There are no other direct or indirect subsidiaries of the Company.   The following information presents certain condensed consolidating financial data for Holdings, Anvil, Cottontops and the Non-U.S. Subsidiaries.  Complete financial statements and other disclosures concerning Anvil, Cottontops and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
FISCAL QUARTER ENDED
November 1, 2003
Balance Sheet Data
Cash and cash equivalents		$289	$4	$622		$915
Accounts receivable-net		18,393	2,193	935		21,521
Inventories		45,138	1,608	1,218		47,964
Other current assets		8,707	151	276		9,134
Total current assets		72,527	3,956	3,051		79,534
Property, plant & equipment-net		27,595	760	6,737		35,092
Goodwill, intangibles and other non-current assets-net		23,283		314		23,597
Investment in Anvil	$(25,226)				$25,226
Investment in Cottontops		4,365			(4,365)
Investment in Non-U.S. Subsidiaries		7,335			(7,335)
	$(25,226)	$135,105	$4,716	$10,102	$13,526	$138,223

Accounts payable		$7,003	$196	$520		$7,719
Accrued expenses and other current liabilities		11,989	155	2,247		14,391
Revolving credit loan and current portion of term loan		7,074				7,074
Long-term debt and other non-current liabilities		134,265				134,265
Redeemable preferred stock	$47,455					47,455
Stockholders’ deficiency/equity	(72,681)	(25,226)	4,365	7,335	$13,526	(72,681)
	$(25,226)	$135,105	$4,716	$10,102	$13,526	$138,223
Statement of Operations Data
Net sales		$32,427	$3,786	$6,304	$(5,552)	$36,965
Cost of goods sold		26,795	5,157	6,217	(5,552)	32,617
Gross profit (loss)		5,632	(1,371)	87		4,348
Operating expenses		5,836	164	178		6,178
Interest expense and other		3,798	(2)			3,796
(Loss) before income taxes		(4,002)	(1,533)	(91)		(5,626)
(Benefit) for income taxes		(1,166)	(583)	(56)		(1,805)
Net (loss)		$(2,836)	$(950)	$(35)		$(3,821)
FISCAL NINE MONTHS ENDED
November 1, 2003
Statement of Operations Data
Net sales		$135,554	$14,364	$19,480	$(17,504)	$151,894
Cost of goods sold		117,445	13,855	18,228	(17,504)	132,024
Gross profit		18,109	509	1,252		19,870
Operating expenses		18,092	524	537		19,153
Interest expense and other		11,551	(10)	11,541
(Loss) income before taxes		(11,534)	(5)	715		(10,824)
(Benefit) provision for income taxes		(4,037)	(2)	250		(3,789)
Net (loss) income		$(7,497)	$(3)	$465		$(7,035)
Cash Flow Data
Cash (used in) provided by operations		$(12,794)	$484	$2,434		$(9,876)
Investing Activities—Purchase of property, plant & equipment and other-net		(2,652)	(160)	(473)		(3,285)
Financing Activities—Borrowings and repayments under credit agreement -net		4,143				4,143
Intercompany financing activities		2,491	(322)	(2,169)
(Decrease) increase in cash		(8,812)	2	(208)		(9,018)
Cash at beginning of period		9,101	2	830		9,933
Cash at end of period		$289	$4	$622		$915

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
FISCAL QUARTER ENDED
November 2, 2002
Statement of Operations Data
Net sales		$44,542	$4,946	$6,337	$(7,216)	$48,609
Cost of goods sold		34,402	4,407	5,617	(7,216)	37,210
Gross profit		10,140	539	720		11,399
Operating expenses		6,202	259	156		6,617
Interest expense and other		3,693	(136)			3,557
Income before taxes		245	416	564		1,225
Provision for income taxes		127	176	231		534
Net income		$118	$240	$333		$691

FISCAL NINE MONTHS ENDED
November 2, 2002
Statement of Operations Data
Net sales		$164,716	$14,634	$18,624	$(21,464)	$176,510
Cost of goods sold		123,010	13,038	16,187	(21,464)	130,771
Gross profit		41,706	1,596	2,437		45,739
Operating expenses		18,473	739	447		19,659
Interest expense and other		11,161	(146)			11,015
Income before taxes		12,072	1,003	1,990		15,065
Provision for income taxes		4,884	405	805		6,094
Net income		$7,188	$598	$1,185		$8,971
Cash Flow Data
Cash provided by (used in) operations		$29,969	$(656)	$2,793		$32,106
Investing Activities—Purchase of property, plant & equipment and other-net		(10,435)	(374)	(1,636)		(12,445)
Financing Activities—Purchase of Preferred Stock and other-net		(13,107)				(13,107)
Intercompany financing activities		(111)	1,041	(930)
Increase in cash		6,316	11	227		6,554
Cash at beginning of period		11,548	3	380		11,931
Cash at end of period		$17,864	$14	$607		$18,485
FISCAL YEAR ENDED
February 1, 2003
Balance Sheet Data
Cash and cash equivalents		$9,101	$2	$830		$9,933
Accounts receivable-net		25,397	2,412	506		28,315
Inventories		40,150	1,850	938		42,938
Other current assets		4,653	279	482		5,414
Total current assets		79,301	4,543	2,756		86,600
Property, plant & equipment-net		28,889	742	8,468		38,099
Goodwill, intangibles and other non-current assets-net		23,828		323		24,151
Investment in Anvil	$(18,203)				$18,203	—
Investment in Cottontops		4,690			(4,690)	—
Investment in Non-U.S. Subsidiaries		9,039			(9,039)	—
	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850
Accounts payable		$13,264	$419	$811		$14,494
Accrued liabilities and other current liabilities		16,041	176	1,697		17,914
Long-term debt and other non-current liabilities		134,645				134,645
Redeemable preferred stock	$43,033					43,033
Stockholders’ deficiency/equity	(61,236)	(18,203)	4,690	9,039	$4,474	(61,236)
	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850

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

Revenue Recognition—Revenue is recognized at the time merchandise is shipped and title has passed.  Allowances for sales returns, discounts and for estimated uncollectible accounts are provided when sales are recorded, based upon historical experience and current trends, and periodically updated, as appropriate.  While the actual amounts of recorded allowances have been within expectations,  future amounts could vary from Management’s estimates.

Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.  If required, based upon Management’s judgement, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided.  Future markdowns could vary from Management’s estimates as well as from levels experienced in the past.

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

The gross profit margins of the Company’s products vary significantly.  Accordingly, the Company’s overall gross profit margin is affected by its product mix.  In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company’s textile operations.   The largest component of the Company’s cost of goods sold is the cost of yarn.  The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders based upon Management’s expectations regarding future yarn prices and levels of supply.  Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and the cost of raw cotton.  The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices.  Management is continually reviewing and adjusting the Company’s purchase commitments to take advantage of price decreases and ameliorate the impact of price increases.

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Nov 1, 2003	Nov 2, 2002	Nov 1, 2003	Nov 2, 2002
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.2	76.5	86.9	74.1
Gross profit	11.8	23.5	13.1	25.9
Selling, general and administrative expenses	16.5	13.3	12.5	10.9
Interest expense	9.7	7.4	7.1	6.0
Other Data:
EBITDA (1)	$295,000	$7,473,000	$7,254,000	$33,420,000
Percentage of net sales	0.8%	15.4%	4.8%	18.9%

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

EBITDA has been computed as follows:

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Nov 1, 2003	Nov 2, 2002	Nov 1, 2003	Nov 2, 2002

Operating (loss) income	$(1,830,000)	$4,782,000	$717,000	$26,080,000
Add: Depreciation of fixed assets	2,050,000	2,532,000	6,292,000	6,872,000
Amortization of intangible assets	75,000	159,000	245,000	468,000
EBITDA	$295,000	$7,473,000	$7,254,000	$33,420,000

Quarter Ended November 1, 2003 Compared to Quarter Ended November 2, 2002

Net sales for the quarter ended November 1, 2003 amounted to $36,965,000, as compared to $48,609,000 for the comparable quarter of the preceding fiscal year, a decrease of $11,644,000, or 24%.   Total units sold were 18% less than the preceding year’s quarter and average selling prices declined by nearly 7%.

Gross profit for the quarter ended November 1, 2003 decreased $7,051,000 (61.9%) when compared to the third quarter of the prior fiscal year.  Gross margin in the current period declined from approximately 23.5% in the prior year’s quarter to 11.8% in the current fiscal quarter.  Approximately $2,700,000 of the decline in gross profit was the result of the aforementioned decline in sales as compared to the prior year’s quarter.   In addition, gross profit for the quarter was adversely affected by the following factors, and in the approximate amounts indicated:  (i) lower unit selling prices of $3,000,000, partially offset by $1,000,000 due to a favorable change in product mix; (ii) markdowns of existing inventory of $1,900,000; and (iii) higher yarn prices of $1,000,000.

Selling, general and administrative expenses (including distribution expense) decreased $355,000 (5.5%) in the quarter ended November 1, 2003 compared to the quarter ended November 2, 2002.  Incentive compensation related to both selling and administrative personnel was approximately $400,000 lower in the current quarter.  This reduction in expenses was partially offset by higher advertising and other general and administrative costs.

Interest expense was approximately the same in the current fiscal quarter and the same period of the prior year.  Interest rates were lower during the current year’s quarter, but the Company utilized borrowings under its Revolving Credit Facility, while no borrowings were required during the same period of the prior year.

Nine Months Ended November 1, 2003 Compared to Nine Months Ended November 2, 2002

Net sales for the nine months ended November 1, 2003 amounted to $151,894,000,  as compared to $176,510,000 for the first nine months of the prior year, a decrease of $24,616,000 or 14%.  On a year to date basis, for the first nine months of the current fiscal year, total units sold are approximately 2% lower than the same period of the prior year, and on the same basis average selling prices have declined by approximately 12%.

Gross profit for the nine months ended November 1, 2003 declined $25,869,000 (56.6%).  Gross margin declined from approximately 25.9%  in the first nine months of the prior year to 13.1% in the current fiscal nine months.    On a year to date basis, when compared to the prior

year’s nine month period,  approximately $6,400,000 of the decline in gross profit was the result of the aforementioned reduction in sales.   In addition, gross profit for the nine months was adversely affected by the following factors, and in the approximate amounts indicated:  (i) lower unit selling prices ($13,000,000, which includes an unfavorable change in product mix of $1,500,000); (ii) higher yarn prices ($4,000,000); (iii) additional costs incurred in the consolidation of the Company’s textile operations ($1,700,000); and (iv) markdowns of existing inventory ($1,300,000).

Selling, general and administrative expenses (including distribution expense) decreased $283,000 (1.5%) for the first nine months of the current fiscal year compared to the same period of the prior fiscal year.   The Company reduced incentive compensation related to both selling and administrative personnel by approximately $900,000.  This reduction was partially offset by increased advertising and other general and administrative expenses.

Interest expense was $159,000 higher in the current fiscal nine months as compared to the same period of the prior year.   The increase is the result of the Company’s need for additional borrowing under its Revolving Credit Facility during the current period, while lower borrowings were required during the same period of the prior year.

Amortization of intangible assets declined by $223,000 because by the end of the first fiscal quarter of the current year, the Company had fully amortized a covenant not to compete which had been valued at $1,000,000 and was being amortized over a three year period.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of $17,435,000 in the year ended February 1, 2003.  This amount includes expenditures relating to the aforementioned textile consolidation and the expansion of the Company’s remaining textile facility.  Capital expenditures were $6,592,000 in the year ended February 2, 2002, and $6,165,000 in the year ended February 3, 2001.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software. Management estimates that routine capital expenditures in the fiscal year ending January 31, 2004 will approximate $4,000,000, and thereafter will aggregate approximately $5,000,000 annually.

The Company’s principal working capital requirements are financing accounts receivable and inventories.  The Company expended $13,201,000 through the fiscal year ended February 2, 2003 to acquire a portion of its Redeemable Preferred Stock.

At November 1, 2003 the Company had net working capital of $50,350,000.  The Company’s current assets consisted of $915,000 in cash and cash equivalents, $21,521,000 of accounts receivable, $47,964,000 of inventories,  and $9,134,000 of other current assets.  At the same date, the Company had $22,110,000 in accounts payable and accrued liabilities, $1,172,000 remaining on its Term Loan, and $5,902,000 outstanding on its Revolving Credit Facility.   These borrowings are currently bearing interest at 4.25% per annum.

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

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of November 1, 2003 is as follows:

Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long-term debt

$

1,172,000

$

130,000,000

$131,172,000

Operating leases

2,515,000

$

4,733,000

1,932,000

$

239,000

9,419,000

Redeemable Preferred Stock

96,197,000

96,197,000

Total

$

3,687,000

$

4,733,000

$

131,932,000

$

96,436,000

$236,788,000

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, an Amendment of APB Opinion No. 30 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and became effective for the Company commencing February 2, 2003.  The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 became effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.   The adoption of SFAS No. 145 has not and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement will be adopted by the Company in the first fiscal quarter of the fiscal year ending January 29, 2005.  The Company has not yet quantified the impact which the adoption of SFAS No. 150 will have on its reported consolidated operating results or financial condition.

Statement Regarding Forward-Looking Information

The Company’s results of operations have been significantly affected by an industry-wide decline in selling prices of more than 30% over the last three years.  The Company continues its efforts to mitigate the effects of this decline by exploring additional cost reduction methods and improvements in manufacturing efficiencies, which could entail additional capital expenditures.

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer (who is also the Chief Financial Officer) has evaluated the Company’s disclosure controls and procedures as of December 8, 2003 and concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to December 8, 2003.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Board of Directors of the Registrant has not declared any quarterly dividends on the Company’s 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $8,311,000, excluding dividends on Preferred Stock held by the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 6, 2003, a special meeting of the holders of the Company’s Senior Exchangeable Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of the Preferred Stock, were elected to the Company’s Board of Directors.  The Directors elected are Richard D. Moss and Anthony T. Williams, each receiving 864,358 votes, constituting 55% of the outstanding 1,566,043 shares (exclusive of shares held by the Company).  There were no votes against the election of the nominees.   The Company’s Board of Directors now consists of eight Directors, including the six Directors elected at the Company’s Annual Meeting of Shareholders held on May 22, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

32.1               Certification pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

(b) Reports on Form 8-K

None.

Items 1, 2 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ANVIL HOLDINGS, INC.

(Registrant)

/s/Pasquale Branchizio
Pasquale Branchizio Vice President of Finance (Principal Accounting Officer)

Dated: December 12, 2003