Form 10-K
period 2004-01-31
ANVIL HOLDINGS INC
filed 2004-04-23
CIK 1038274

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2004

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

        At April 23, 2004 there were 390,000 of the registrant's Class B Common Stock, $0.01 per share par value (the "Class B Common") held by non-affiliates. At such date, there was no established trading market for these shares.

        At April 23, 2004, there were 290,000 shares of the registrant's Class A Common Stock, $0.01 per share par value (the "Class A Common") and 3,605,000 shares of Class B Common outstanding.

Documents Incorporated by Reference:

        Those portions of the Combined Information Statement for the Company's 2004 Annual Meetings of Stockholders (the "Information Statement") are incorporated herein by reference in Part III, Items 11, 12, 13 and 14.

PART I

Item 1.    Business

Corporate Structure

        As used herein, the "Company" refers to Anvil Holdings, Inc. ("Holdings"), including, in some instances, its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), and its other subsidiaries, as appropriate to the context.

        The Company's current capital structure is the result of a 1997 recapitalization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") purchased new common stock; (iii) 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture") and certain members of Management of the Company (the "Management Investors") reinvested a portion of their shares of capital stock of the Company in exchange for newly issued common stock; and (iv) 399 Venture exchanged a portion of its capital stock for Senior Exchangeable Preferred Stock and new common stock. During fiscal 2003, 399 Venture transferred its holdings in the Company to an affiliate, Court Square Capital, Ltd ("Court Square").

        Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000,000, 13% Senior Exchangeable Preferred Stock, due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). Additionally, Anvil sold $130,000,000 of 10 7/8% Senior Notes due 2007 ("Senior Notes") in connection with the Recapitalization.

        The Company's fiscal years end on the Saturday closest to January 31. Accordingly, when referring to the Company's fiscal years in this report, "fiscal 2003" refers to the year ended January 31, 2004, "fiscal 2002" refers to the year ended February 1, 2003, etc.

General

        The Company is a leading designer, manufacturer and marketer of high quality activewear for sale principally into the "imprinted" or "decorated" segment of the U.S. apparel industry. The Company offers an extensive line of activewear products designed for men, women and children, including short and long sleeve T-shirts, classic button and collar knit sport shirts (known as "plackets"), collarless short and long sleeve knit shirts (known as "henleys") and athletic shorts, supplemented with caps, towels, robes and bags. The Company markets and sells its products primarily to distributors and screen printers under the Anvil, Cotton Deluxe and TowelsPlus brand names, the Anvil logo, as well as private labels. Prior to their ultimate resale to the consumer, the Company's products typically are printed or embroidered with logos, designs or characters. The Company believes that successful marketing of its products is dependent upon: (i) maintaining a broad range of high quality goods; (ii) strong relationships with customers and suppliers; (iii) flexible, vertically integrated manufacturing operations; (iv) commitment to controlling costs and improving manufacturing processes; and (v) the continuing growth of the activewear market.

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

Business Strategy

        The Company's objective is to increase net sales and improve results of operations by implementing the following key elements of its business strategy:

        Offer a Broad Range of High Quality Products.    The Company will continue to offer high quality activewear in a variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively. The Company expects to continue to expand its product offerings under its Anvil, Cotton Deluxe and TowelsPlus brands and the Anvil logo, capitalizing on the growth in the activewear market. In addition, the Company seeks to strengthen its position in the activewear market by introducing products to supplement its traditional activewear business.

        Enhance and Expand Customer Relationships.    The Company continually seeks to strengthen and expand its customer relationships by promoting the Company's: (i) broad product offerings; (ii) ability to design customized products; (iii) quick, reliable delivery; and (iv) ability to accommodate modifications to customer orders. The Company's direct salesforce focuses on developing strong relationships with distributors, and enhancing "pull through" by the distributors' customers. In fiscal 2003, sales to domestic distributors accounted for approximately 77% of the Company's net sales. In the Company's experience, distributors typically place larger orders, purchase a broader product mix, maintain higher inventory levels and develop more predictable order and re-order patterns than certain of its other customers. Nevertheless, the Company continues to actively seek to broaden its customer base to meet competition in the diverse market place. The Company estimates that distributors resell products to more than 30,000 smaller screen printers, embroiderers and other customers. The Company's broad product offerings have enabled it to more effectively service its customers and satisfy their disparate preferences.

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

        Continue to Control Costs and Improve Manufacturing.    The Company continues to make capital expenditures to maintain and modernize its manufacturing and distribution facilities and explore methods to improve quality, increase efficiency, reduce costs, manage inventories and shorten production cycles. The Company believes it can improve its operating results by: (i) maximizing the use of offshore manufacturing operations; and (ii) continually improving its textile manufacturing processes.

        Capitalize on the Growth of the Activewear Market.    The Company believes that sales of activewear products have been, and will continue to be driven by: (i) the increased consumer preference for comfortable apparel selections; (ii) more flexible dress codes, including the greater acceptance of casual wear in the workplace; and (iii) the continuing emphasis on physical fitness.

Products

        The Company's activewear products, which are designed for men, women and children, include short and long sleeve T-shirts, tank tops, classic button and collar knit sport shirts (known as "plackets") and collarless short and long sleeve knit shirts (known as "henleys") and athletic shorts, supplemented with caps, towels, robes and bags. This broad array of casual knitwear and athletic wear is marketed and sold by the Company under its Anvil, Cotton Deluxe and TowelsPlus brand names and the Anvil logo, as well as under private labels. The Company manufactures its products in a variety of fabrics and fabric blends. Recently, greater emphasis has been placed on sales of finished products purchased from outside manufacturers. Prior to their ultimate resale to the consumer, the Company's products typically are imprinted or embroidered with logos, designs or characters.

        Basic T-shirts and Specialty Products.    Basic T-shirts and specialty products comprise the Company's principal source of revenues. The basic T-shirt was the first product introduced by the Company in the early 1970s. In addition to basic T-shirts, the Company also manufactures a variety of specialty T-shirts and other specialty products. This category accounted for approximately 78% of the Company's net sales in fiscal 2003.

        Plackets and Henleys.    The Company introduced its first line of plackets in the early 1980s and its first line of henleys in the early 1990s. Plackets include classic button and collar knit sport shirts which are produced in both short and long sleeve versions. Henleys are collarless knit shirts, which are produced in both short and long sleeve versions. This category accounted for approximately 18% of the Company's net sales in fiscal 2003.

        Other Products.    The Company's other products include, caps, towels, robes and bags, all of which the Company sources as finished products. This category accounted for approximately 4% of the Company's net sales in fiscal 2003.

Sales and Marketing

        The Company markets its products primarily through a direct salesforce complemented by a sales support staff and the Company's marketing department.

        The Company seeks to differentiate itself from other activewear manufacturers by marketing niche products to its customers and encouraging its customers to purchase a broader product mix. Recent market trends have necessitated increased emphasis on low-priced basic T-shirts, and this category has grown as a percentage of the Company's sales. However, Management believes that offering higher priced products with more style elements to its customers, has helped the Company to compete more effectively and to service the large and middle-tier wholesale T-shirt distributor market. Nevertheless, in order to keep up with changing market dynamics, Management is also actively seeking to expand and diversify its existing customer base.

Customers

        The Company markets its products primarily to distributors, a wide range of screen printers and private label customers. The Company also sells a small percentage of its products directly to retailers. The Company currently services over 200 customers, of which 20 account for approximately 80% of the Company's net sales. One such customer, Broder Brothers, accounted for approximately 33% of the Company's net sales in fiscal 2003. No other individual customer accounted for more than 10% of the Company's net sales during fiscal 2003.

Raw Materials

        The Company's primary raw material is cotton yarn. The Company does not spin its own yarn. Instead, the Company purchases substantially all of its yarn pursuant to purchase orders from a number of domestic spinners. One individual spinner accounted for approximately 40% of the Company's purchased yarn in fiscal 2003. The vast majority of the yarn used by the Company is readily available and can be purchased from a number of sources. Accordingly, the Company does not have to rely on its orders with or deliveries from any single supplier. With the ability to substitute its supply of yarn, the Company believes that the inability to obtain yarn from any one supplier would not have a long term material adverse effect on the Company's ability to manufacture. Other raw materials purchased by the Company include dyes and chemicals used in the dyeing and bleaching of fabrics.

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

        The Company's principal competitors include several domestic and foreign manufacturers of activewear, some of which are larger and have greater financial and other resources than the Company. Increased competition has caused many domestic apparel manufacturers to move their manufacturing operations offshore to lower costs. The Company currently performs all of its cutting and sewing activities offshore.

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

        Historically, the Company has benefited from quotas and tariffs imposed by the United States on the importation of apparel. The Uruguay Round of GATT, which became effective on January 1, 1995, requires a complete phase-out of all existing quotas over a ten-year period. Accordingly, all quotas will be phased out by the year 2005. To date, only a small amount of products manufactured by the Company have been subject to quota reductions under GATT. In addition to the phasing-out of the use of quotas, GATT also requires that the United States reduce tariffs on textile/apparel imports over the same ten-year period. To date, there have been only relatively small reductions in such tariffs.

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

Employees

        At January 31, 2004, the Company, including its offshore subsidiaries, employed a total of 4,612 people (172 full-time salaried employees and 4,440 full-time and part-time hourly employees) in the following areas: manufacturing and distribution: 4,491; finance and administration: 76; and sales and marketing: 45. Of the Company's 4,612 employees, 906 are employed in the United States and 3,706 at offshore locations.

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

Environmental Matters

        The Company, like other apparel manufacturers, is subject to federal, state and local environmental and occupational health and safety laws and regulations. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company believes that any noncompliance is unlikely to have a material adverse effect on the financial condition or results of operations of the Company. The Company has made, and will continue to make, expenditures to comply with environmental and occupational health and safety requirements. The Company currently does not anticipate material capital expenditures for environmental control equipment in fiscal 2004 or beyond. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. While the amount of such liability could be material, the Company endeavors to conduct its operations in a manner that reduces such risks.

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

Item 2.    Properties

        The Company conducts its operations principally through seven manufacturing facilities and a centralized distribution center. The Company utilizes a vertically integrated manufacturing process (i.e., performing substantially all of the manufacturing processes required to produce its products) with fabric being knit, bleached or dyed, from purchased yarn, at its domestic textile facility, and then cutting and sewing such fabric at its offshore facilities. Cottontops operates a small dyehouse and a small screen printing facility, both in Farmville, North Carolina. The Company utilizes offshore and domestic contractors as it deems necessary.

        Textile Facility Operations.    The Company conducts textile operations at its owned facility located in Asheville, North Carolina. Yarn is received at the textile facility, where circular knitting machines knit the yarn into tubes of basic fabric constructions, while flat and circular knitting machines are used to knit collars. The tubes of fabric correspond in weight and diameter to the various styles and sizes required to make the Company's activewear products. The knitted fabric is then batched for bleaching or dyeing. Substantially all of the Company's activewear products are either bleached to remove the color of natural cotton or dyed for colored products. The Company's textile facility contains computerized controls, dye simulators and spectrometers and modern jet vessels to assist the Company in maintaining an efficient and quality controlled environment for the dyeing and bleaching process. The Company's textile facility operated near capacity during fiscal 2003.

        Cutting and Sewing Facilities.    Cutting is conducted at leased facilities located in Honduras and El Salvador. The Company's sewing operations are conducted at three leased facilities located in Honduras and El Salvador and at offshore contractors.    Fabric produced at the Company's textile facility is shipped to cutting facilities where it is cut and then transferred to the sewing facilities for assembly. During fiscal 2003, the Company's cutting and sewing facilities operated near capacity.

        Distribution Operations.    The Company performs substantially all of its distribution functions at its owned centralized distribution facility located in Dillon, South Carolina. This centralized distribution facility enables the Company to provide efficient and responsive customer service and to efficiently manage inventory.

        The following table sets forth certain information regarding the Company's facilities:

LOCATION	PRINCIPAL USE	APPROX. SQ. FT.	OWNED/LEASED
New York, NY	Executive Offices	19,000	Leased	(1)
Asheville, NC	Textile Facility	225,000	Owned
Farmville, NC	Office, Warehouse & Screen Printing	83,000	Leased	(2)
Farmville, NC	Dye House	43,000	Leased	(2)
Dillon, SC	Distribution	660,000	Owned
Honduras	Sewing	64,000	Leased	(3)
	Sewing	63,000	Leased	(3)
	Cutting & Sewing	82,000	Leased	(4)
El Salvador	Cutting & Sewing	143,000	Leased	(4)
Germany	Office & Distribution	14,000	Leased	(2)

(1)
The lease for the Company's executive office space expires in 2008.

(2)
The lease for this facility expires in 2007.

(3)
The lease for this facility expires in 2005

(4)
The lease for this facility expires in 2006

        In addition to the above facilities, the Company owns a 225,000 square foot former textile facility in Kings Mountain, North Carolina and is committed to lease of a former 149,000 square foot cutting and sewing facility in Mullins, South Carolina. As a result of the consolidation of its textile operations into its Asheville facility and the relocation of cutting and sewing to offshore locations, neither of these facilities is being significantly utilized, and the Company is attempting to dispose of them.

        Management estimates that capital expenditures in fiscal 2004 and thereafter will aggregate approximately $6,000,000 annually. The Company considers its owned and leased facilities and equipment to be in good condition and suitable and adequate for the Company's current operations. Management of the Company believes that its ongoing maintenance and improvement program for its existing manufacturing facilities, will enable it to accommodate anticipated sales growth.

        Periodically, as necessary, the Company contracts certain manufacturing operations to outsiders. Management considers this ordinary industry practice and foresees no material risks in continuing this policy as necessary.

        Information Technology.    The Company continues its commitment to the growth and modernization of its information technology systems through the upgrading of both its purchased and in-house developed systems and equipment. This year's activities include major upgrades to several of the Company's purchased systems which support textile manufacturing, planning and distribution. Next under consideration are state of the art "high availability" backup systems, for both equipment and software, to ensure constant data and processing access for all Company operations. The Company will continue expanding its internet technology. Customers, vendors, contractors and the Company's sales force with internet access will have the ability to access selected parts of Anvil's database. There are also plans to complete the automation of the cutting facilities using radio frequency to track production from receipt of roll goods to sewing. Anvil's advance order entry, allocation and customer service systems tie into its warehouse management system using radio frequency and also tie into its customers' automatic replenishment and EDI systems. The Company's planning and scheduling system has allowed it to optimize available manufacturing resources (textile and garment) which has helped reduce lead times and inventories and improve the timeliness of deliveries. The system is driven by the Company's in-house forecasting system as well as by customer orders. The Company has installed hardware and contracted for satellite communications service between its offshore and domestic locations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        There is no established public trading market for any of the Company's common equity securities. At April 23, 2004 there were 34 record holders of the Class A Common and 38 record holders of the Class B Common. All of Anvil's issued and outstanding capital stock is owned by Holdings.

Recent Sales of Unregistered Securities.

        As required by the Certificate of Designations relating to the Redeemable Preferred Stock, the Company has paid stock dividends aggregating 1,075,782 shares ($26,895,000 liquidation value) through the year ended January 31, 2004.

Item 6.    Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
(In Thousands, Except Per Share Data)

        Set forth below are the selected historical financial data of the Company as of the dates and for the periods shown. The selected historical statement of operations data of the Company for fiscal years 2001 through 2003 and the balance sheet data for fiscal years 2002 and 2003 have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, whose report thereon appears under "Item 8. Financial Statements and Supplementary Data." The selected historical statement of operations data of the Company for fiscal years 1999 and 2000 and the balance sheet data for fiscal years 1999 through 2001 have been derived from audited consolidated financial statements which are not included herein. Holdings has no independent operations apart from its wholly owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year Ended
	January 29, 2000	February 3, 2001	February 2, 2002	February 1, 2003	January 31, 2004
	[Fiscal 1999]	[Fiscal 2000] (53 Weeks)	[Fiscal 2001]	[Fiscal 2002]	[Fiscal 2003]
Statement Of Operations Data:
Net sales	$198,930	$216,537	$199,661	$224,329	$191,222
Cost of goods sold	146,931	153,805	152,557	168,168	163,267

Gross profit	51,999	62,732	47,104	56,161	27,955
Selling, general and administrative expenses	22,692	23,939	23,520	24,117	24,444
Amortization of intangible assets	958	1,306	1,338	619	313
Goodwill impairment	—	—	—	—	19,416

Operating income (loss)	28,349	37,487	22,246	31,425	(16,218)
Other expense:
Interest expense	15,793	14,903	14,636	14,165	14,431
Other expense—net, principally amortization of debt expense	895	1,189	759	534	972

Income (loss) before provision (benefit) for income taxes and extraordinary item	11,661	21,395	6,851	16,726	(31,621)
Provision (benefit) for income taxes	5,213	9,050	2,404	6,089	(13,297)

(Loss) income before extraordinary item	6,448	12,345	4,447	10,637	(18,324)
Extraordinary item—loss on extinguishment of debt, net of tax benefit of $417(1)	(627)	—	—	—	—

Net (loss) income	$5,821	$12,345	$4,447	$10,637	$(18,324)

EBITDA(2)	$35,727	$45,340	$30,652	$41,663	$11,772

Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,413	$6,838	$11,931	$9,933	$1,451
Total assets	137,108	153,324	145,725	148,850	131,340
Total debt	137,775	135,236	133,281	131,326	146,057
Preferred stock (liquidation value)	42,664	48,486	51,436	43,033	49,124
Total stockholders' deficiency	(73,908)	(67,739)	(68,402)	(61,236)	(85,639)

	Fiscal Year Ended
Earnings (loss) per share data:	January 29, 2000	February 3, 2001	February 2, 2002	February 1, 2003	January 31, 2004
Basic and Diluted Income (Loss) Per Common Share:(3)
Class A Common Stock:
Income before extraordinary item	$15.50	$19.14	$19.34	$23.90	$18.64
Extraordinary item	(0.16)	—	—	—	—

Net income	$15.34	$19.14	$19.34	$23.90	$18.64

Class B Common Stock:
Income (loss) before extraordinary item	$(0.90)	$0.17	$(1.75)	$0.06	$(8.27)
Extraordinary item	(0.16)	—	—	—	—

Net income (loss)	$(1.06)	$0.17	$(1.75)	$0.06	$(8.27)

Weighted average shares used in computation of basic and diluted income (loss) per share:
Class A Common	290	290	290	290	290
Class B Common	3,590	3,590	3,590	3,592	3,604

(1)
During the year ended January 29, 2000, the Company recorded an extraordinary charge of $627 (net of taxes), in connection with the Loan Agreement and concurrent repayment of a prior credit facility. Such amount represents the write off of deferred financing fees and other costs related to that refinancing.

(2)
EBITDA is defined as operating income plus depreciation, amortization and certain other non-cash charges. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, Management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies. EBITDA has been computed as follows:

	Fiscal 1999	Fiscal 2000	Fiscal 2001	Fiscal 2002	Fiscal 2003
Net income (loss)	$5,821	$12,345	$4,447	$10,637	$(18,324)
Add back:
Extraordinary item	627	—	—	—	—
Provision (benefit) for income taxes	5,213	9,050	2,404	6,089	(13,297)
Interest expense	15,793	14,903	14,636	14,165	14,431
Other expenses (non-operating)	895	1,189	759	534	972

Operating income (loss)	28,349	37,487	22,246	31,425	(16,218)
Add: Depreciation of fixed assets	6,420	6,547	7,068	9,619	8,261
Amortization of intangible assets	958	1,306	1,338	619	313
Goodwill impairment	—	—	—	—	19,416

EBITDA	$35,727	$45,340	$30,652	$41,663	$11,772

(3)
See Note 11 to Financial Statements, included elsewhere herein.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides information with respect to the results of operations of the Company for each of the three fiscal years in the period ended January 31, 2004. The following information should be read in conjunction with Item 6. "Selected Financial Data" and the consolidated financial statements and the notes thereto included elsewhere herein.

Critical Accounting Policies And Estimates

        The Company's significant accounting policies are more fully described in Note 3 to the consolidated financial statements, included elsewhere herein. The application of accounting policies require judgement by Management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with GAAP requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant critical accounting policies include:

        Revenue Recognition and Allowances—Revenue is recognized at the time merchandise is shipped and title has passed. Allowances for sales returns, discounts and for estimated uncollectible accounts are provided when sales are recorded, based upon historical experience and current trends, and periodically updated, as appropriate.    The Company's promotional discounts and returns during fiscal 2003 were higher than in prior years due to certain nonrecurring customer experiences. Overall, these allowances have increased slightly in recent fiscal periods. While the actual amounts have been within the range of the Company's projections, there can be no assurances that this will continue in the future.

        Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. If required, based upon Management's judgement, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided. Reflective of industry-wide lower selling prices for basic goods, the Company's markdowns of inventory have increased significantly over the last three fiscal years. While such markdowns have been within the range of Management's projections, the Company cannot guarantee that it will continue to experience the same level of markdowns, or that markdowns taken will be adequately representative of any future declines in selling prices.

        Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. Pursuant to SFAS No. 144, through January 31, 2004, there were no adjustments to the carrying amount of long-lived assets resulting from the Company's evaluation for any periods presented in the accompanying financial statements.

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

        The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operations. The largest component of the Company's cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders based upon Management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and the cost of raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Management is continually reviewing and adjusting the Company's purchase commitments to take advantage of price decreases and ameliorate the impact of price increases.

        The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales, for the Company for each of the three years in the period ended January 31, 2004:

	Year Ended
	February 2, 2002	February 1, 2003	January 31, 2004
	[Fiscal 2001]	[Fiscal 2002]	[Fiscal 2002]
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	76.4	75.0	85.4
Gross profit	23.6	25.0	14.6
Selling, general and administrative expenses	11.8	10.8	12.8
Interest expense	7.3	6.3	7.6
Other Data:
EBITDA(1)	$30,652,000	$41,663,000	$11,772,000
Percentage of net sales	15.4%	18.6%	6.2%

(1)
EBITDA is defined as operating income plus depreciation and amortization and certain other non-cash charges. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, Management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies. See page 10 of this Form 10-K for the computation of EBITDA.

Fiscal Year Ended January 31, 2004 Compared to Fiscal Year Ended February 1, 2003

        Net sales for the fiscal year ended January 31, 2004 amounted to $191,222,000 as compared to $224,329,000 for the prior fiscal year, a decrease of $33,107,000 or approximately 14.8%. Total units sold were approximately 4% less than the prior fiscal year, while the average selling price declined by nearly 11% for the same period.

        Gross profit for the fiscal year ended January 31, 2004 amounted to $27,955,000 as compared to $56,161,000 for the fiscal year ended February 1, 2003. The decline of $28,206,000 (50.2%) is the result of the following factors in the amounts indicated: (i) lower selling prices—$23,400,000 (including approximately $2,000,000 from an unfavorable change in product mix); (ii) higher yarn prices—$5,000,000; and (iii) decline in sales volume—$2,400,000. The foregoing factors were partially offset by higher expenses in the prior year relating to relocation, consolidation and integration of the Company's manufacturing facilities.

        Selling, general and administrative expenses (including distribution expense) for the fiscal year ended January 31, 2004 increased $327,000 (1.4%) as compared to the prior fiscal year. As a percentage of sales, these expenses increased to 12.8% from 10.8% in the prior fiscal year. Advertising expense for the year was approximately $1,000,000 greater than the prior fiscal year. However, this increase was partially offset by reduced incentive compensation related to both selling and administrative personnel.

        Interest expense increased $266,000 (1.9%) in the current fiscal year compared to the same period of the prior year. The increase is the result of the Company's need for additional borrowing under its Revolving Credit Facility during the current period, while lower borrowings were required during the same period of the prior year.

        Amortization of intangible assets declined by $306,000 because by the end of the first fiscal quarter of the current year, the Company had fully amortized a covenant not to compete which had been valued at $1,000,000 and was being amortized over a three year period.

        As described in Note 6 to the financial statements included elsewhere herein, the Company wrote off $19,416,000 of goodwill in the current fiscal year.

Fiscal Year Ended February 1, 2003 Compared to Fiscal Year Ended February 2, 2002

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

        Gross profit for the fiscal year ended February 1, 2003 increased $9,057,000 (19.2%), as compared to the immediately preceding fiscal year. Gross margins improved to 25.0% as compared to 23.6% in the earlier period. This increase was largely the result of lower yarn prices and improved production efficiencies, partially offset by the adverse effect of lower selling prices and less favorable product mix. Gross profit in the fiscal year ended February 1, 2003 was adversely affected by additional depreciation charges aggregating approximately $1,295,000 relating to the consolidation of the Company's textile facilities. Comparable charges in the prior fiscal year ended February 2, 2002 amounted to $769,000.

        Selling, general and administrative expenses (including distribution expense) for the fiscal year ended February 1, 2003 increased $597,000 (2.5%) as compared to the prior fiscal year. As a percentage of sales, these expenses declined from 11.8% to 10.8%. Higher expenditures incurred in improving product support in the areas of distribution and information technology were partially offset by lower selling expenses. Distribution expense for the year ended February 1, 2003 was approximately the same as the prior year despite an increase of more than 27% in units sold.

        Interest expense declined $471,000 (3.2%) in the fiscal year ended February 1, 2003 compared to the same period of the prior year. Interest rates declined slightly, and the level of borrowings during the more recent fiscal year were lower than the prior year. At the end of each of the two fiscal years in the period ended February 1, 2003, the Company was able to reduce its revolving credit borrowings to zero.

Liquidity and Capital Resources

        The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of $17,435,000 and $3,708,000 in the fiscal years ended February 1, 2003 and January 31, 2004, respectively. The amount for the year ended February 1, 2003 includes expenditures relating to the consolidation and expansion of the Company's textile facilities. Management estimates that capital expenditures in the fiscal year ending January 29, 2005 and thereafter will aggregate approximately $6,000,000 annually. Historically, the Company's major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

        The Company's principal working capital requirements are financing accounts receivable and inventories. The Company also expended $13,201,000 through the fiscal year ended February 2, 2003 to acquire a portion of its Redeemable Preferred Stock.

        At January 31, 2004 the Company had net working capital of $54,214,000 comprised of $1,451,000 in cash and cash equivalents, $28,496,000 of accounts receivable, $52,514,000 of inventories, $10,168,000 of other current assets, and $38,415,000 in accounts payable and other current liabilities.

        Anvil's Loan and Security Agreement, as amended (the "Loan Agreement"), provides for a maximum credit facility of $50,000,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement was for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2005. The Term Loan was in the original principal amount of $11,725,000, repayable in quarterly principal installments of $586,000 through April 2004. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-quarter percent or LIBOR plus 2 1/4%, at the Company's option. At January 31, 2004 there was $16,686,000 outstanding under the Revolving Credit Facility.

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

Contractual Obligations and Commitments

        A summary of the Company's contractual obligations and commitments as of January 31, 2004 is as follows:

Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$586,000		$130,000,000		$130,586,000
Operating leases	2,821,000	4,509,000	243,000		7,573,000
Redeemable Preferred Stock				96,197,000	96,197,000

Total	$3,407,000	$4,509,000	$130,243,000	$96,197,000	$234,356,000

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard was effective for the Company beginning February 2, 2003. The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, an Amendment of APB Opinion No. 30 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and became effective for the Company commencing February 2, 2003. The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's results of operations or financial position.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's results of operations or financial position.

        In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

        FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that a financial instrument issued in the form of shares that is mandatorily redeemable be classified as a liability if such financial instrument embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. The statement is effective for the Company beginning in the first quarter of the fiscal year ending January 29, 2005, and requires that the Company begin classifying its 13% Senior Exchangeable Preferred Stock (the "Preferred Stock") as a liability, and to classify dividends and accretion on the Preferred Stock as interest expense. Currently, the Company includes the Preferred Stock on its balance sheet between liabilities and equity and classifies the related dividends and accretion as a reduction in equity not included as an element of interest expense. Accordingly, FASB No. 150 will impact the way the Company presents the Preferred Stock and related dividends and accretion in its future consolidated statements of operations, stockholders' deficiency and balance sheets. FASB No. 150 will have no impact on the Company's computation of basic and diluted net income (loss) per common share. Restatement of prior periods is not permitted when applying SFAS No. 150.

Forward-Looking Information

        The Company's results of operations have been significantly affected by an industry-wide decline in selling prices of more than 30% over the last three years. The Company continues its efforts to mitigate the effects of this decline by exploring additional cost reduction methods and improvements in manufacturing efficiencies, which could entail additional capital expenditures. Management is actively seeking to diversify and expand the Company's customer base and also plans to place increased emphasis on the sale of goods sourced as finished products. In addition, modifications to the Company's historical methods of producing and acquiring fabric are being considered.

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

        The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 2004 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

        The Company believes that its potential exposure to market risk is not material.

Item 8.    Financial Statements and Supplementary Data

        See page F-1, Index to Financial Statements, included elsewhere herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a.    Controls and Procedures

        The Company's Chief Executive Officer (who is also the Chief Financial Officer) has evaluated the Company's disclosure controls and procedures as of April 16, 2004 and concluded that these controls and procedures are effective.

        There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to April 16, 2004.

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

EXECUTIVE OFFICERS AND
CERTAIN KEY EMPLOYEES OF ANVIL

        The following sets forth certain information with respect to the executive officers and certain key employees of Anvil.

Name	Age(1)	Position
Bernard Geller	70	Chief Executive Officer, Chairman of the Board
Anthony Corsano	44	President and Chief Operating Officer
Jacob Hollander	62	Executive Vice President, Chief Administrative Officer, Secretary, General Counsel and Director
William H. Turner	56	Executive Vice President of Manufacturing
Pasquale Branchizio	65	Vice President of Finance

(1)
All ages are as of December 31, 2003.

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

Item 11.    Executive Compensation

        The information required by Item 11 of Form 10-K appears on pages 6 through 9 of the Information Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 of Form 10-K appears on pages 9 through 12 of the Information Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by Item 13 of Form 10-K appears on page 12 of the Information Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 of Form 10-K appears on pages 5 and 6 of the Information Statement and is incorporated herein by reference.

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
10.12	Management Agreement dated November 3, 1998 among Anvil, Holdings, Cottontops and BRS.(5)
10.13	Management Agreement dated September 15, 2002 among Anvil, Holdings, Cottontops and CVC Management LLC.(8)
10.14	Letter Agreement effective as of February 1, 2004 amending and extending the Employment Agreement of Mr. Geller
21	Subsidiaries of Holdings.
31.1	Certification pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

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

(8)
Previously filed with the Company's Form 10-K for the Year ended February 1, 2003 and is incorporated herein by reference.

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
Jacob Hollander Vice President and Secretary

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ BERNARD GELLER Bernard Geller	Chairman of the Board and Director (Principal Executive and Financial Officer)	April 23, 2004
/s/ JACOB HOLLANDER Jacob Hollander	Vice President, Secretary and Director	April 23, 2004
/s/ PASQUALE BRANCHIZIO Pasquale Branchizio	Vice President of Finance (Principal Accounting Officer)	April 23, 2004
/s/ BRUCE C. BRUCKMANN Bruce C. Bruckmann	Director	April 23, 2004
/s/ RICHARD R. LEONARD Richard R. Leonard	Director	April 23, 2004
/s/ RICHARD D. MOSS Richard D. Moss	Director	April 23, 2004
/s/ DAVID WAGSTAFF III David Wagstaff III	Director	April 23, 2004
/s/ JOHN D. WEBER John D. Weber	Director	April 23, 2004
/s/ ANTHONY T. WILLIAMS Anthony T. Williams	Director	April 23, 2004

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
New York, New York

        We have audited the accompanying consolidated balance sheets of Anvil Holdings, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anvil Holdings, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets" effective on February 3, 2002.

DELOITTE & TOUCHE LLP

New York, New York
April 19, 2004

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	February 1, 2003	January 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,933	$1,451
Accounts receivable, less allowances for doubtful accounts of $1,152 and $1,165	28,315	28,496
Inventories	43,603	52,514
Prepaid and refundable income taxes	1,210	5,620
Deferred income taxes-current portion	1,751	3,137
Prepaid expenses and other current assets	1,788	1,411

Total current assets	86,600	92,629
PROPERTY, PLANT AND EQUIPMENT—Net	38,099	33,210
GOODWILL	19,416	—
DEFERRED INCOME TAXES	—	1,479
INTANGIBLE ASSETS—Net	2,597	2,284
OTHER ASSETS	2,138	1,738

	$148,850	$131,340

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$14,494	$8,431
Accrued expenses and other current liabilities	15,569	12,712
Revolving credit loan	—	16,686
Current portion of term loan	2,345	586

Total current liabilities	32,408	38,415

LONG-TERM PORTION OF TERM LOAN	586	—

10 7/8% SENIOR NOTES	128,395	128,785

DEFERRED INCOME TAXES	4,950	—

OTHER LONG-TERM OBLIGATIONS	714	655

REDEEMABLE PREFERRED STOCK (Liquidation value $62,624 and $71,171)	62,321	71,140
LESS REDEEMABLE PREFERRED STOCK IN TREASURY (Liquidation value $19,382 and $22,027)	(19,288)	(22,016)

REDEEMABLE PREFERRED STOCK—Net	43,033	49,124

STOCKHOLDERS' DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $59,671 and $67,476)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,592,000 and 3,605,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,806	12,818
Accumulated deficit	(74,081)	(98,496)

Total stockholders' deficiency	(61,236)	(85,639)

	$148,850	$131,340

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Fiscal Year Ended
	February 2, 2002	February 1, 2003	January 31, 2004
NET SALES	$199,661	$224,329	$191,222
COST OF GOODS SOLD	152,557	168,168	163,267

Gross profit	47,104	56,161	27,955
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,520	24,117	24,444
AMORTIZATION OF INTANGIBLE ASSETS	1,338	619	313
GOODWILL IMPAIRMENT	—	—	19,416

Operating income (loss)	22,246	31,425	(16,218)
OTHER EXPENSES:
Interest expense	14,636	14,165	14,431
Other expense-net, principally amortization of debt expense	759	534	972

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	6,851	16,726	(31,621)
PROVISION (BENEFIT) FOR INCOME TAXES	2,404	6,089	(13,297)

NET INCOME (LOSS)	4,447	10,637	(18,324)
Less preferred stock dividends and accretion	(6,836)	(6,254)	(6,091)
Less Common A preference	(6,115)	(6,913)	(7,805)
Add gain on purchase of preferred stock	1,726	2,780	—

Net (Loss) Income Attributable To Common Stockholders	$(6,778)	$250	$(32,220)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE:
Class A Common Stock	$19.34	$23.90	$18.64

Class B Common Stock	$(1.75)	$0.06	$(8.27)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Class A Common	290,000	290,000	290,000

Class B Common	3,590,000	3,592,000	3,604,000

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(In Thousands)

	Common Stock
	Class A	Class B	Class C	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at February 4, 2001	$3	$36	—	$12,803	$(80,581)	$(67,739)
Preferred stock dividends					(6,673)	(6,673)
Accretion of preferred stock					(163)	(163)
Gain on Purchase of Preferred Stock					1,726	1,726
Net income					4,447	4,447

Balance at February 2, 2002	3	36	—	12,803	(81,244)	(68,402)
Preferred stock dividends					(6,125)	(6,125)
Accretion of preferred stock					(129)	(129)
Gain on Purchase of Preferred Stock					2,780	2,780
Issuance of Class B Common Stock				3		3
Net income					10,637	10,637

Balance at February 1, 2003	3	36	—	12,806	(74,081)	(61,236)
Preferred stock dividends					(5,976)	(5,976)
Accretion of preferred stock					(115)	(115)
Issuance of Class B Common Stock				12		12
Net (loss)					(18,324)	(18,324)

Balance at January 31, 2004	$3	$36	—	$12,818	$(98,496)	$(85,639)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year Ended
	February 2, 2002	February 1, 2003	January 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,447	$10,637	$(18,324)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	7,068	9,619	8,261
Amortization of other assets	2,410	1,455	1,109
Deferred income taxes	(236)	(864)	(7,814)
Goodwill impairment	—	—	19,416
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,217)	512	(181)
Inventories	10,519	1,736	(8,911)
Prepaid and refundable income taxes	(1,046)	(164)	(4,411)
Prepaid expenses and other current assets	—	(767)	377
Accounts payable	(4,935)	6,917	(6,063)
Accrued expenses and other current liabilities	(1,472)	363	(2,857)
Income taxes payable	(363)	—	—
Other—net	(117)	(685)	(53)

Net cash provided by (used in) operating activities	15,058	28,759	(19,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,592)	(17,435)	(3,708)
Proceeds from sale of property and equipment	824	372	336

Net cash used in investing activities	(5,768)	(17,063)	(3,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	—	—	16,686
Repayments of long-term debt	(2,345)	(2,345)	(2,345)
Purchase of preferred stock	(1,852)	(11,349)	—

Net cash (used in) provided by financing activities	(4,197)	(13,694)	14,341

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,093	(1,998)	(8,482)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,838	11,931	9,933

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,931	$9,933	$1,451

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,654	$14,182	$14,431

Net payments (refunds) of income taxes	$4,049	$7,097	$(1,446)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Redeemable Preferred Stock Issued in Lieu of Dividends	$6,673	$1,591	—

Preferred Stock Dividends Payable in Cash	—	$4,534	$5,976

Gain on purchase of preferred stock	$1,726	$2,780	—

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

        Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000, 13% Senior Exchangeable Preferred Stock due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). The Senior Exchangeable Preferred Stock was recorded at $27,656 representing the proceeds of $30,000, less $390 allocated to the Class B common stock and $1,954 of expenses attributable to the Units Offering. Additionally, on March 14, 1997, Anvil sold $130,000 of 10 7/8% Senior Notes due March 14, 2007 ("Senior Notes") in connection with the Recapitalization.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("Generally Accepted Accounting Principles" or "GAAP"). Such financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of significant intercompany accounts and transactions. To facilitate comparison with the current fiscal year, certain prior fiscal year amounts have been reclassified.

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

        Intangible Assets—Intangible assets of the Company consist of trademarks, goodwill and a covenant not to compete. Trademarks are being amortized over their estimated useful life of 17 years and the covenant not to compete has been amortized over its three year term. Goodwill (which was not being amortized) has been fully written off due to an impairment in value recorded as of January 31, 2004—see Note 6.

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

        Deferred Financing Fees—Included in other assets are deferred financing fees ($1,657 and $1,247 at February 1, 2003 and January 31, 2004, respectively) which are being amortized over the term of the applicable obligations.

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

        Significant Customers—The Company has one customer that accounted for approximately 33% of the Company's net sales for the fiscal year ended January 31, 2004.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard was effective for the Company beginning February 2, 2003. The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, an Amendment of APB Opinion No. 30 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and became effective for the Company commencing February 2, 2003. The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's results of operations or financial position.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after

December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's results of operations or financial position.

        In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

        FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that a financial instrument issued in the form of shares that is mandatorily redeemable be classified as a liability if such financial instrument embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. The statement is effective for the Company beginning in the first quarter of the fiscal year ending January 29, 2005, and requires that the Company begin classifying its 13% Senior Exchangeable Preferred Stock (the "Preferred Stock") as a liability, and to classify dividends and accretion on the Preferred Stock as interest expense. Currently, the Company includes the Preferred Stock on its balance sheet between liabilities and equity and classifies the related dividends and accretion as a reduction in equity not included as an element of interest expense. Accordingly, FASB No. 150 will impact the way the Company presents the Preferred Stock and related dividends and accretion in its future consolidated statements of operations, stockholders' deficiency and balance sheets. FASB No. 150 will have no impact on the Company's computation of basic and diluted net income (loss) per common share. Restatement of prior periods is not permitted when applying SFAS No. 150.

4.     INVENTORIES

        Inventories consist of the following:

	February 1, 2003	January 31, 2004
Finished goods	$29,806	$41,982
Work-in-process	2,551	1,759
Raw materials and supplies	11,246	8,773

	$43,603	$52,514

5.     PROPERTY, PLANT AND EQUIPMENT—NET

        Property plant and equipment consists of the following:

	February 1, 2003	January 31, 2004
Land	$1,430	$1,446
Buildings and improvements	18,696	19,476
Machinery, equipment, furniture and fixtures	66,403	61,866

	86,529	82,788
Less accumulated depreciation and amortization	(48,430)	(49,578)

	$38,099	$33,210

        Depreciation expense for the fiscal years ended February 2, 2002, February 1, 2003, and January 31, 2004 was $7,068, $9,619 and $8,261, respectively.

6.     GOODWILL AND INTANGIBLE ASSETS

        Effective at the beginning of the fiscal year ended February 1, 2003, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required that the Company cease amortizing existing goodwill and also requires goodwill to be tested for impairment annually and when an event occurs indicating that it is possible an impairment exists. Previously recorded amortization had amounted to $719 annually. As of January 31, 2004, Management tested existing goodwill for impairment by comparing its carrying value with its fair value, which was estimated as a multiple of future cash flow. Based on this comparison, the Company recorded an impairment of $19,416, representing the entire carrying amount of the Company's existing goodwill. The impairment resulted from an implied reduction in the Company's fair value resulting from the reduced revenue and gross margin projections caused by the continuing industry-wide decline in selling prices for the Company's basic goods. The Company believes, however, that projected cash flows would be adequate to cover the carrying value of its trademarks which continue to be amortized.

        Intangible assets being amortized consist of the following:

	February 1, 2003	January 31, 2004
Trademarks—net of accumulated amortization of $2,288 and $2,574	$2,570	$2,284
Covenant not to compete—net of accumulated amortization of $973 and $1,000	27	—

	$2,597	$2,284

        Amortization expense relating to the above intangible assets will be $286 for each of the next five fiscal years, beginning with the year ending January 29, 2005.

        The following table presents the adjusted amounts for the fiscal year ended February 2, 2002 had the Company applied the nonamortization provisions of SFAS 142 during such fiscal year.

	Fiscal Year Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Reported net income (loss)	$4,447	$10,637	$(18,324)
Add—goodwill amortization (net of tax effect)	439	—	—

Adjusted net income (loss)	$4,886	$10,637	$(18,324)

Reported basic and diluted income per share, Class A Common Stock	$19.34	$23.90	$18.64
Add—goodwill amortization (net of tax effect)	0.12	—	—

Adjusted basic and diluted income per share, Class A Common Stock	$19.46	$23.90	$18.64

Reported basic and diluted income (loss) per share, Class B Common Stock	$(1.75)	$0.06	$(8.27)
Add—goodwill amortization (net of tax effect)	0.12	—	—

Adjusted basic and diluted income (loss) per share, Class B Common Stock	$(1.63)	$0.06	$(8.27)

7.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	February 1, 2003	January 31, 2004
Accrued wages, fringe benefits and bonuses	$7,085	$4,093
Accrued interest payable	5,503	5,503
Other	2,981	3,116

	$15,569	$12,712

8.     CREDIT AGREEMENT

        Anvil's Loan and Security Agreement, as amended (the "Loan Agreement"), provides for a maximum credit facility of $50,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement was for an original term of three years with automatic one year renewals unless contrary notice is given by either party at least 60 days prior to the expiration date. The Loan Agreement (as currently extended) expires March 11, 2005. The Term Loan was in the original principal amount of $11,725, repayable in quarterly principal installments of $586, the last of which was made in April 2004. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on borrowings under the Loan Agreement are at prime plus one-quarter percent or LIBOR plus 2 1/4%, at the Company's option. At January 31, 2004 there was $16,686 outstanding under the Revolving Credit Facility bearing interest at the rate of 4.25%. The weighted average interest rate on borrowings under the Loan Agreement during the years ended February 2, 2002, February 1, 2003 and January 31, 2004 was 7.3%, 4.9% and 4.3%, respectively.

9.     10 7/8% SENIOR NOTES

        On March 14, 1997, Anvil issued $130,000 of 10 7/8% Senior Notes (the "Senior Notes") due March 15, 2007 and received proceeds of $126,100 net of debt discount of $3,900. Interest on the notes is payable semiannually on March 15 and September 15. The Company may redeem the Senior Notes at a redemption price of 100% at any time beginning March 15, 2004.

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

10.   INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

	Year Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Current:
Federal	$2,412	$6,095	$(5,546)
State and local	228	858	64

Total current provision (benefit)	2,640	6,953	(5,482)

Deferred:
Federal	(213)	(492)	(5,784)
State and local	(23)	(372)	(2,030)

Total deferred (benefit) provision	(236)	(864)	(7,814)

Total tax provision (benefit)	$2,404	$6,089	$(13,297)

        The Company's consolidated pre-tax income for the years ended February 1, 2003 and January 31, 2004 includes pre-tax income of $1,742 and $633, respectively, attributable to foreign sources.

        A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

	Year Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Federal statutory tax rate	35%	35%	35%
State and local taxes—net of Federal income tax benefit	3	2	4
Foreign taxes-net and other	3	(1)	3
Write off of deferred debt issuance costs	(6)	—	—

	35%	36%	42%

        The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	February 1, 2003	January 31, 2004
Deferred tax assets (liabilities) relating to:
Inventories	$974	$1,291
Reserves not currently deductible	777	1,840
Charitable contributions	—	6

Total deferred tax assets	1,751	3,137

Deferred tax assets (liabilities) relating to:
Property, plant and equipment	(1,022)	(1,899)
Goodwill and trademarks	(3,332)	3,438
Unremitted foreign earnings	(884)	(1,104)
NOL Carryforward	—	394
Tax credit carryforward and other	288	649

Total deferred tax liabilities	(4,950)	1,478

Net deferred tax (liability) asset	$(3,199)	$4,615

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

	Year Ended
	February 2, 2002	February 1, 2003	January 31, 2004
Net (loss) income attributable to common stockholders	$(6,778)	$250	$(32,220)

Net (loss) income per common share	$(1.75)	$0.06	$(8.27)
Preference per Class A common share	21.09	23.84	26.91

Net income per Class A common share	$19.34	$23.90	$18.64

Net (loss) income per Class B common share	$(1.75)	$0.06	$(8.27)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Class A Common	290,000	290,000	290,000
Class B Common	3,590,000	3,592,000	3,604,000

12.   EMPLOYEE SAVINGS AND INVESTMENT PLAN

        The Company has a savings and investment plan under which eligible employees may contribute up to 16% of their compensation, subject to certain limitations. The Company matches 100% of pre-tax contributions up to the first 3% and 50% of the next 3%. During the years ended February 2, 2002, February 1, 2003 and January 31, 2004, the Company made cash contributions to the plan aggregating $783, $779 and $667, respectively.

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

        In accordance with the provisions of the Company's Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the "Preferred Stock"), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value). This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date. Dividends subsequent to that date are required to be paid in cash. The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid. To date, the accrued dividends amount to $11,455, excluding dividends on preferred shares held by the Company. Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company's Board of Directors.    On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors. At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company's Board of Directors.

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

14.   STOCK OPTION PLAN

        Effective January 1, 2002, the Company adopted a stock option plan (the "2002 Stock Option Plan") which authorizes the granting of options for approximately 5.0% of the outstanding Class B Common Stock on a fully diluted basis. The 2002 Stock Option Plan may be terminated by the Company at any time. The options may be granted to certain members of management and key employees and are subject to time vesting as well as vesting provisions relating to the sale or recapitalization of the Company, as defined. The exercise price of such options is the fair market value of the Common Stock as of the date of grant. Options to purchase 90,000 shares with an exercise period of ten years were granted to certain members of management and key employees on January 1, 2002 at an exercise price of $1 per share, the fair value at date of grant. All such options were outstanding at February 2, 2002. During the year ended February 1, 2003, options to purchase 10,000 shares were cancelled. During the years ended February 1, 2003 and January 31, 2004, options to purchase 2,500 shares and 12,500 shares, respectively, were exercised. At January 31, 2004 options to purchase 65,000 shares (45,000 of which were exercisable) were outstanding with an average life of approximately eight years.. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.

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

15.   COMMITMENTS AND CONTINGENCIES

        Leases—The Company is obligated under various leases for equipment, office space and distribution facilities which expire at various dates through 2009. Future minimum rental commitments under noncancelable operating leases, with terms in excess of one year, are as follows:

Fiscal Year Ending In:
2005	$2,821
2006	2,435
2007	1,440
2008	634
Thereafter	243

Total	$7,573

        Rental expense for the years ended February 2, 2002, February 1, 2003 and January 31, 2004 was $2,441, $2,818 and $2,875, respectively.

        Litigation—The Company is party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.

        Letters of Credit—At January 31, 2004, the Company was party to open letters of credit in the amount of $901, expiring through July 6, 2004.

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

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Eliminations	Holdings and Subsidiaries Consolidated
FISCAL 2003
Balance Sheet Data
Cash and cash equivalents		$1,126	$2	$323		$1,451
Accounts receivable—net		24,748	2,438	1,310		28,496
Inventories		49,592	1,607	1,315		52,514
Other current assets		9,770	133	265		10,168

Total current assets		85,236	4,180	3,213		92,629
Property, plant & equipment—net		26,412	720	6,078		33,210
Intangibles and other non-current assets-net		5,188		313		5,501
Investment in Anvil	$(36,515)				$36,515
Investment in Cottontops		4,531			(4,531)
Investment in Non-U.S. Subsidiaries		7,091			(7,091)

	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

Accounts payable		$7,586	$255	$590		$8,431
Accrued liabilities and other current liabilities		11,261	114	1,923		13,298
Revolving credit loan		16,686				16,686
Long-term debt and other non-current liabilities		129,440				129,440
Redeemable preferred stock	$49,124					49,124
Stockholders' (deficiency)/equity	(85,639)	(36,515)	4,531	7,091	$24,893	(85,639)

	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

Statement of Operations Data
Net sales		$170,379	$17,748	$25,650	(22,555)	$191,222
Cost of goods sold		144,348	17,184	24,290	(22,555)	163,267

Gross profit		26,031	564	1,360		27,955
Operating expenses		23,329	701	727		24,757
Goodwill Impairment		19,416				19,416
Interest expense and other		15,416	(13)			15,403

(Loss) before taxes		(32,130)	(124)	633		(31,621)
(Benefit) for income taxes		(13,511)	(52)	266		(13,297)

Net income		$(18,619)	$(72)	$367		$(18,324)

Cash Flow Data
Cash provided (used) by operations		$(21,796)	$141	$2,204		$(19,451)
Investing Activities—Purchase of property, plant & equipment and other-net		(2,922)	(54)	(396)		(3,372)

Financing Activities—Borrowings repayments and other-net		14,341				14,341
Intercompany financing activities		2,402	(87)	(2,315)		—

Increase (decrease) in cash		(7,975)	—	(507)		(8,482)
Cash at beginning of period		9,101	2	830		9,933

Cash at end of period		$1,126	$2	$323		$1,451

FISCAL 2002
Balance Sheet Data
Cash and cash equivalents		$9,101	$2	$830		$9,933
Accounts receivable-net		25,397	2,412	506		28,315
Inventories		40,150	1,850	938		42,938
Other current assets		4,653	279	482		5,414

Total current assets		79,301	4,543	2,756		86,600
Property, plant & equipment-net		28,889	742	8,468		38,099
Goodwill, intangibles and other non-current assets-net		23,828		323		24,151
Investment in Anvil	$(18,203)				$18,203
Investment in Cottontops		4,690			(4,690)
Investment in Non-U.S. Subsidiaries		9,039			(9,039)

	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850

Accounts payable		$13,264	$419	$811		$14,494
Accrued liabilities and other current liabilities		16,041	176	1,697		17,914
Long-term debt and other non-current liabilities		134,645				134,645
Redeemable preferred stock	$43,033					43,033
Stockholders' deficiency/equity	(61,236)	(18,203)	4,690	9,039	$4,474	(61,236)

	$(18,203)	$145,747	$5,285	$11,547	$4,474	$148,850

Statement of Operations Data
Net sales	$209,068	$21,016	$24,638	(30,393)	$224,329
Cost of goods sold	157,370	18,890	21,957	(30,393)	167,824

Gross profit	51,698	2,126	2,681		56,505
Operating expenses	23,164	979	593		24,736
Interest expense and other	14,872	(175)	346		15,043

Income before taxes	13,662	1,322	1,742		16,726
Provision for income taxes	5,017	463	609		6,089

Net income	$8,645	$859	$1,133		$10,637

Cash Flow Data
Cash provided (used) by operations	$27,485	$(1,868)	$3,142		$28,759
Investing Activities Purchase of property, plant & equipment and other-net	(14,133)	(599)	(2,331)		(17,063)
Financing Activities Purchase of Preferred Stock and other-net	(13,694)				(13,694)
Intercompany financing activities	(2,105)	2,466	(361)		—

Increase (decrease) in cash	(2,447)	(1)	450		(1,998)
Cash at beginning of period	11,548	3	380		11,931

Cash at end of period	$9,101	$2	$830		$9,933

FISCAL 2001
Statement of Operations Data
Net sales	$191,085	$14,424	$18,433	(24,281)	$199,661
Cost of goods sold	145,223	13,347	17,770	(24,281)	152,059

Gross profit	45,862	1,077	663		47,602
Operating expenses	23,289	1,055	514		24,858
Interest expense and other	15,323	(33)	603		15,893

Income (loss) before taxes	7,250	55	(454)		6,851
Provision for income taxes	2,385	19	—		2,404

Net income	$4,865	$36	$(454)		$4,447

Cash Flow Data
Cash provided by operations	$11,597	$1,093	$2,368		$15,058
Investing Activities Purchase of property, plant & equipment and other-net	(2,366)	(171)	(3,231)		(5,768)
Financing Activities Repayment of Long-term debt and other-net	(4,197)				(4,197)
Intercompany financing activities	58	(921)	863		—

Increase (decrease) in cash	5,092	1	0		5,093
Cash at beginning of period	6,456	2	380		6,838

Cash at end of period	$11,548	$3	$380		$11,931

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

        Anvil, Holdings and Cottontops have entered into a management agreement with CVC Management LLC, an affiliate of 399 Venture and Court Square ("CVC Mgmt.") effective September 15, 2002, whereby CVC Mgmt. is to provide certain advisory and consulting services in relation to the affairs of Anvil, Holdings and Cottontops, including services in connection with strategic financial planning, and the selection, retention and supervision of investment bankers or other financial advisors or consultants. Annual fees under this management agreement are $250.

        Holdings' Articles of Incorporation provide for a special dividend in the annual amount of $250 on its Series 1-Class A Common Stock, all of which was held by 399 Venture or its affiliates. Such special dividend has been paid through September 14, 2002. All of the holders of the Series 1-Class A Common Stock have waived the payment of the special dividend on and after September 15, 2002 and have agreed to vote their shares of the Company's voting stock in favor of amending and restating the Company's Certificate of Incorporation to effectuate the elimination of the special dividend.

        BRS and Court Square (an affiliate of CVC Mgmt.) are significant stockholders of the Company and each have two designees on the Company's Board of Directors.

18.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal 2002				Fiscal 2003
	Quarter				Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$63,355	$64,546	$48,609	$47,819	$62,675	$52,254	$36,965	$39,328
Gross profit	16,244	18,096	11,399	10,422	10,008	5,514	4,348	8,085
Operating profit (loss)	9,384	11,914	4,782	5,345	3,111	(564)	(1,830)	(16,935)
Net income (loss)	3,379	4,901	691	1,666	(563)	(2,651)	(3,821)	(11,289)
Basic and diluted net income (loss) per share:
Class A Common Stock	$5.53	$6.70	$5.48	$6.19	$5.20	$5.01	$4.93	$3.50

Class B Common Stock	$0.14	$0.90	$(0.54)	$(0.43)	$(0.96)	$(1.56)	$(1.88)	$(3.87)

SCHEDULE II
ANVIL HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Charged (credited) to costs and expenses	Charged to other accounts	Deductions(a)	Balance at end of year
Year ended February 2, 2002 Allowance for doubtful accounts	$1,121	$317		$(328)	$1,110

Year ended February 1, 2003 Allowance for doubtful accounts	$1,110	$77		$(35)	$1,152

Year ended January 31, 2004 Allowance for doubtful accounts	$1,152	$(10)		$23	$1,165

(a)
Accounts written off or collected—net

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
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
  PART III
  Item 10. Directors and Executive Officers of the Registrant