Form 10-Q
period 2004-05-01
ANVIL HOLDINGS INC
filed 2004-06-14
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 2004

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

Yes  ☐     No  ☒

At June 11, 2004 there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,605,000 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

ANVIL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	May 1, 2004	January 31, 2004 *
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,317	$1,451
Accounts receivable, less allowances for doubtful accounts of $1,176 and $1,165	29,726	28,496
Inventories	49,432	52,514
Prepaid and refundable income taxes	4,860	5,620
Deferred income taxes-current portion	3,137	3,137
Prepaid expenses and other current assets	1,327	1,411
Total current assets	94,799	92,629
PROPERTY, PLANT AND EQUIPMENT—Net	32,409	33,210
DEFERRED INCOME TAXES	1,479	1,479
INTANGIBLE ASSETS—Net	2,209	2,284
OTHER ASSETS	1,628	1,738
TOTAL ASSETS	$132,524	$131,340

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$6,363	$8,431
Accrued expenses and other current liabilities	11,463	12,712
Revolving credit loan	20,520	16,686
Current portion of term loan	—	586
Total current liabilities	38,346	38,415
10-7/8% SENIOR NOTES	128,883	128,785
OTHER LONG-TERM OBLIGATIONS	655	655
REDEEMABLE PREFERRED STOCK–Net of Treasury Holdings	50,731	49,124
TOTAL LIABILITIES	218,615	216,979
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $69,532 and $67,476)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,592,000and 3,605,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,818	12,818
Accumulated deficit	(98,948)	(98,496)
TOTAL STOCKHOLDERS’ DEFICIENCY	(86,091)	(85,639)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$132,524	$131,340

*Derived from audited financial Statements

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Fiscal Quarter Ended
	May 1, 2004	May 3, 2003
	(Unaudited)

NET SALES	$53,021	$62,675
COST OF GOODS SOLD	40,069	52,667
Gross profit	12,952	10,008
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,894	6,795
AMORTIZATION OF INTANGIBLE ASSETS	75	102
Operating income	5,983	3,111
INTEREST EXPENSE:
Interest on borrowings	3,790	3,606
Dividends and accretion on mandatorily redeemable preferred stock	1,607	—
Total interest expense	5,397	3,606
OTHER EXPENSES-NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	226	333
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	360	(828)

PROVISION (BENEFIT) FOR INCOME TAXES	812	(265)

NET (LOSS)	(452)	(563)
Less preferred stock dividends and accretion	—	(1,393)
Less Common A preference	(2,056)	(1,786)
NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,508)	$(3,742)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock	$6.45	$5.20

Class B Common Stock	$(0.64)	$(0.96)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Class A Common	290,000	290,000
Class B Common	3,605,000	3,602,000

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In Thousands)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total

Balance at February 1, 2004	$3	$36	—	$12,818	$(98,496)	$(85,639)
Net (loss)					(452)	(452)
Balance at May 1, 2004	$3	$36	—	$12,818	$(98,948)	$(86,091)

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data)

	Fiscal Quarter Ended
	May 1, 2004	May 3, 2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(452)	$(563)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	1,711	2,137
Amortization of other assets	283	310
Preferred dividends (interest expense) payable on redemption	1,607	—
Changes in operating assets and liabilities:
Accounts receivable	(1,230)	(9,246)
Inventories	3,082	311
Prepaid and refundable income taxes	760	(541)
Prepaid expenses and other current assets	84	457
Accounts payable	(2,068)	(2,711)
Accrued expenses & other liabilities	(1,249)	(2,213)
Other—net	—	45
Net cash provided by (used in) operating activities	2,528	(12,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(928)	(1,394)
Proceeds from disposals of property and equipment	18	120
Net cash used in investing activities	(910)	(1,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Term Loan	(586)	(586)
Borrowings under revolving credit agreement	3,834	8,563
Net cash provided by (used in) financing activities	3,248	7,977

(DECREASE) INCREASE IN CASH	4,866	(5,311)
CASH, BEGINNING OF PERIOD	1,451	9,933
CASH, END OF PERIOD	$6,317	$4,622

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,324	$7,140
Cash paid for income taxes	$50	$275
Preferred stock dividends payable in cash		$1,364

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share Data)

NOTE 1 -General

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the fiscal period ended May 1, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005, or any other period.  The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements for the fiscal year ended January 31, 2004 included in the Company’s quarterly report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2 - Credit Agreements; Senior Exchangeable Preferred Stock

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving Credit Facility”).   The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725, repayable in quarterly principal installments of $586, the last of which was made in April 2004.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Cottontops, Inc., a Delaware corporation (“Cottontops”) guarantee amounts due under the Loan Agreement.   Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At May 1, 2004, there was $20,520 outstanding under the Revolving Credit Facility bearing interest at 4.25%.

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

NOTE  3 - Inventories

Inventories at May 1, 2004 and January 31, 2004 consisted of the following:

	May 1, 2004	January 31, 2004

Finished goods	$39,629	$41,982
Work-in-process	2,197	1,759
Raw materials and supplies	7,606	8,773
	$49,432	$52,514

NOTE 4 – Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

Effective at the beginning of the fiscal year ended February 1, 2003, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required that the Company cease amortizing existing goodwill and also requires goodwill to be tested for impairment annually and when an event occurs indicating that it is possible an impairment exists.   Previously recorded amortization had amounted to $719 annually.  As of January 31, 2004, Management tested existing goodwill for impairment by comparing its carrying value with its fair value, which was estimated as a multiple of future cash flow.  Based on this comparison, the Company recorded an impairment of $19,416, representing the entire carrying amount of the Company’s existing goodwill.  The impairment resulted from an implied reduction in the Company’s fair value resulting from the reduced revenue and gross margin projections caused by the continuing industry-wide decline in selling prices for the Company’s basic goods.  The Company believes, however, that projected cash flows would be adequate to cover the carrying value of its trademarks which continue to be amortized.

Intangible assets being amortized consist of trademarks having an aggregate value of $4,858, less accumulated amortization of $2,649 and $2,574 as of May 1, 2004 and January 31, 2004, respectively.  Amortization expense for these trademarks will be $286 for each of the next five fiscal years, beginning with the year ending January 29, 2005.

NOTE 5 – Redeemable Preferred Stock/Adoption of SFAS No. 150

Effective as of the beginning of the fiscal quarter ended May 1, 2004, the Company adopted the provision of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities if such financial instruments embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.   Adoption of SFAS No. 150 required the Company to begin classifying its 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense.  Prior to the effective date of SFAS No. 150, the Company classified the Preferred Stock on its balance sheet between liabilities and equity and the related dividends and accretion as a reduction in equity not included as an element of interest expense.  The adoption of FASB No. 150 has no impact on the Company’s computation of basic and diluted net income (loss) per common share.   Restatement of prior periods is not permitted when applying SFAS No. 150.   The Preferred Stock consists of the following:

	May 1, 2004	January 31, 2004
Preferred Stock issued and outstanding (Liquidation value, $73,484 and $71,171)	$73,499	$71,140
Less—Preferred Stock in treasury (Liquidation value, $22,743 and $22,027)	(22,768)	(22,016)
Preferred Stock—net (Liquidation value, $50,741 and $49,144)	$50,731	$49,124

NOTE 6 – Income (Loss) per Share

Net income (loss) per share as presented in the accompanying consolidated statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, excluding anti-dilutive options.   Dividends and accretion on the Company’s Preferred Stock (net of treasury shares) were deducted from net income (loss) for all fiscal periods through January 31, 2004 to arrive at net income (loss) applicable to common stockholders.  Subsequent thereto, such dividends and accretion are classified as interest expense.  See Note 5; this change in classification of preferred dividends has no impact on the Company’s computation of basic and diluted net income (loss) per common share.  The 12.5%

liquidation preference relating to the Company’s Class A Common Stock is considered as per share earnings of that class only.  Following is the computation of the per share amounts as presented in the consolidated statements of operations:

	Fiscal Quarter Ended
	May 1, 2004	May 3, 2003
Net (loss) attributable to common stockholders	$(2,508)	$(3,742)

Net (loss) per common share	$(0.64)	$(0.96)
Preference per Class A common share	7.09	6.16
Net income per Class A common share	$6.45	$5.20

Net (loss) income per Class B common share	$(0.64)	$(0.96)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Class A Common	290,000	290,000
Class B Common	3,605,000	3,602,000

NOTE 7 - Summarized Financial Data of Certain Wholly-Owned Subsidiaries

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

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Quarter Ended May 1, 2004

Balance Sheet Data
Cash and cash equivalents		$5,618	$3	$696		$6,317
Accounts receivable-net		25,045	3,673	1,008		29,726
Inventories		44,985	2,796	1,651		49,432
Other current assets		8,924	108	292		9,324
Total current assets		84,572	6,580	3,647		94,799
Property, plant & equipment-net		26,136	708	5,565		32,409
Intangibles and other non-current assets-net		5,003		313		5,316
Investment in Anvil	$(35,360)				$35,360
Investment in Cottontops		6,860			(6,860)
Investment in Non-U.S. Subsidiaries		7,027			(7,027)
	$(35,360)	$129,598	$7,288	$9,525	$21,473	$132,524

Accounts payable		$5,674	$321	$368		$6,363
Accrued liabilities and other current liabilities		9,226	107	2,130		11,463
Revolving credit loan		20,520				20,520
Long-term debt and other non-current liabilities	$50,731	129,538				180,269
Stockholders’ (deficiency)/ equity	(86,091)	(35,360)	6,860	7,027	$21,473	(86,091)
	$(35,360)	$129,598	$7,288	$9,525	$21,473	$132,524

Statement of Operations Data

Net sales		$46,737	$5,270	$5,699	(4,685)	$53,021
Cost of goods sold		34,319	5,155	5,280	(4,685)	40,069
Gross profit		12,418	115	419		12,952
Operating expenses		6,560	158	251		6,969
Interest expense and other	$1,607	4,016				5,623
(Loss) income before taxes	(1,607)	1,842	(43)	168		360
(Benefit) for income taxes	—	761	(18)	69		812
Net (loss) income	$(1,607)	$1,081	$(25)	$99		$(452)

Cash Flow Data

Cash (used) provided by operations		$4,268	$(2,308)	$568		$2,528
Investing Activities—Purchase of property, plant & equipment and other-net		(833)	(45)	(32)		(910)
Financing Activities—Borrowings repayments and other-net		3,248				3,248
Intercompany financing activities		(2,191)	2,354	(163)		—
Increase (decrease) in cash		4,492	1	373		4,866
Cash at beginning of period		1,126	2	323		1,451
Cash at end of period		$5,618	$3	$696		$6,317

Quarter Ended May 3, 2003

Statement of Operations Data

Net sales		$56,545	$5,722	$6,265	$(5,857)	$62,675
Cost of goods sold		48,051	4,743	5,730	(5,857)	52,667
Gross profit		8,494	979	535		10,008
Operating expenses		6,520	193	184		6,897
Interest expense and other		3,880	(7)	66		3,939
(Loss) income before taxes		(1,906)	793	285		(828)
(Benefit) provision for income taxes		(610)	254	91		(265)
Net (loss) income		$(1,296)	$539	$194		$(563)

Cash Flow Data
Cash (used) provided by operations		$(12,452)	$(70)	$508		$(12, 014)
Investing Activities—Purchase of property, plant & equipment and other-net		(1,073)	(113)	(88)		(1,274)
Financing Activities—Borrowings under revolving credit agreement and other-net		7,977				7,977
Intercompany financing activities		(485)	1,074	(589)
Increase (decrease) in cash		(6,033)	891	(169)		(5,311)
Cash at beginning of period		9,101	2	830		9,933
Cash at end of period		$3,068	$893	$661		$4,622

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Year Ended January 31, 2004

Balance Sheet Data
Cash and cash equivalents		$1,126	$2	$323		$1,451
Accounts receivable-net		24,748	2,438	1,310		28,496
Inventories		49,592	1,607	1,315		52,514
Other current assets		9,770	133	265		10,168
Total current assets		85,236	4,180	3,213		92,629
Property, plant & equipment-net		26,412	720	6,078		33,210
Intangibles and other non-current assets-net		5,188		313		5,501
Investment in Anvil	$(36,515)				$36,515
Investment in Cottontops		4,531			(4,531)
Investment in Non-U.S. Subsidiaries		7,091			(7,091)
	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

Accounts payable		$7,586	$255	$590		$8,431
Accrued liabilities and other current liabilities		11,261	114	1,923		13,298
Revolving credit loan		16,686				16,686
Long-term debt and other non-current liabilities		129,440				129,440
Redeemable preferred stock	$49,124					49,124
Stockholders’ (deficiency)/ equity	(85,639)	(36,515)	4,531	7,091	$24,893	(85,639)
	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies And Estimates

The Company’s significant accounting policies are more fully described in Note 3 to the consolidated financial statements, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.  The application of accounting policies require judgement by Management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgements are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with GAAP requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant critical accounting policies include:

Revenue Recognition and Allowances—Revenue is recognized at the time merchandise is shipped and title has passed.  Allowances for sales returns, discounts and for estimated uncollectible accounts are provided when sales are recorded, based upon historical experience and current trends, and periodically updated, as appropriate.     Overall, these allowances have increased slightly in recent fiscal periods.  While the actual amounts have been within the range of the Company’s projections, there can be no assurances that this will continue in the future.

Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.  If required, based upon Management’s judgement, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided.  Reflective of industry-wide lower selling prices for basic goods, the Company’s markdowns of inventory have increased significantly over the last three fiscal years.  While such markdowns have been within the range of Management’s projections, the Company cannot guarantee that it will continue to experience the same level of markdowns, or that markdowns taken will be adequately representative of any future declines in selling prices.

Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.   In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  Pursuant to SFAS No. 144, through May 1, 2004, there were no adjustments to the carrying amount of long-lived assets resulting from the Company’s evaluation for any periods presented in the accompanying financial statements.

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

The gross profit margins of the Company’s products vary significantly.  Accordingly, the Company’s overall gross profit margin is affected by its product mix.  In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company’s textile operation.   The largest component of the Company’s cost of goods sold is the cost of yarn.  The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders based upon Management’s expectations regarding future yarn prices and levels of supply.  Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and the cost of raw cotton.  The Company adjusts the timing and size of its purchase orders for yarn based on projected trends in the yarn market.   Management is continually reviewing and adjusting the Company’s purchase commitments to take advantage of price decreases and ameliorate the impact of price increases.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

	Fiscal Quarter Ended
	May 1, 2004	May 3, 2003
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	75.6	84.0
Gross profit	24.4	16.0
Selling, general and administrative expenses	13.0	10.9
Interest expense	10.2 †	5.8
Other Data:
EBITDA (1)	$7,769,000	$5,350,000
Percentage of net sales	14.7%	8.5%

† Includes preferred dividends of $1,607,000 for the period ended May 1, 2004, as a result of adopting SFAS No. 150.  The prior year’s quarter excluded such dividends from interest expense.  Interest expense on debt (excluding Preferred Stock) for the current quarter is 7.2% of net sales..

(1) EBITDA is defined as operating income plus depreciation and amortization and certain other non-cash charges.  EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company’s ongoing operating activities as it reflects earnings trends of the Company.   In addition, Management believes EBITDA is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA does not take into account the Company’s debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.  Following is the computation of EBITDA for the periods indicated.

		Fiscal Quarter Ended
		May 1, 2004	May 3, 2003

	Net (loss)	$(452,000)	$(563,000)
	Add back:
	Provision (benefit) for income taxes	812,000	(265,000)
	Interest expense	5,397,000	3,606,000
	Other expenses (non-operating)	226,000	333,000
	Operating income (loss)	5,983,000	3,111,000
Add:	Depreciation of fixed assets	1,711,000	2,137,000
	Amortization of intangible assets	75,000	102,000
	EBITDA	$7,769,000	$5,350,000

Quarter Ended May 1, 2004 Compared to Quarter Ended May 3, 2003

Net sales for the quarter ended May 1, 2004 amounted to $53,021,000, as compared to $62,675,000 for the comparable quarter of the preceding fiscal year, a decrease of $9,654,000, or 15.4%.   Total units sold were approximately 19% less than the preceding year’s quarter.  However, this decline in volume was partially offset by an increase of nearly 5% in the average selling price of all goods sold.

Gross profit for the quarter ended May 1, 2004 increased $2,944,000 (29.4%) when compared to the first quarter of the prior fiscal year.  Gross margin in the current period improved to approximately 24.4%, as compared to approximately 16% in the prior year’s quarter. This improvement is primarily the result of two factors: (i) lower manufacturing costs resulting from the Company’s consolidation of its textile operations; and (ii) an improvement in the Company’s product mix toward goods having traditionally higher gross margins.  This improvement was accomplished by reduced emphasis on sales of the Company’s basic white T-Shirts, which have experienced a significant decline in selling prices over the last several years.

Selling, general and administrative expenses (including distribution expense) increased $99,000  (1.5%) in the quarter ended May 1, 2004 compared to the quarter ended May 3, 2003.  This increase is largely the result of additional advertising expenditures of approximately $170,000, partially offset by lower distribution costs due to reduced volume.

Interest expense on borrowings was $184,000 greater in the current fiscal quarter than the same period of the prior year.  Interest rates were approximately the same during each quarter, but the Company utilized more borrowings under its Revolving Credit Facility in the current year’s quarter than during the same period of the prior year.  Also, pursuant to SFAS No. 150 (see Note 5 to the financial statements), in the current fiscal quarter the Company began classifying dividends and accretion on its Redeemable Preferred Stock ($1,607,000) as interest expense.

Provision for income taxes reflects a significantly higher effective tax rate than in previous fiscal periods because the aforementioned preferred dividends of $1,607,000, although now classified as interest expense for accounting presentations, remain non-deductible for Federal and state tax purposes.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of  $17,435,000 and $3,708,000 in the fiscal years ended February 1, 2003 and January 31, 2004, respectively.  The amount for the year ended February 1, 2003 includes expenditures relating to the consolidation into one textile facility and the expansion of that facility.  Management estimates that capital expenditures in the fiscal year ending January 29, 2005 and thereafter will aggregate approximately $6,000,000 annually.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

The Company’s principal working capital requirements are financing accounts receivable and inventories.  The Company also expended $13,201,000 through the fiscal year ended February 2, 2003 to acquire a portion of its Redeemable Preferred Stock.

At May 1, 2004 the Company had net working capital of $56,453,000 comprised of $6,317,000 in cash and cash equivalents, $29,726,000 of accounts receivable, $49,432,000 of inventories, $9,324,000 of other current assets, and $38,346,000 in revolving credit borrowings, accounts payable and other current liabilities.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the “Revolving Credit Facility”).   The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725,000 repayable in quarterly principal installments of $586,000, the last of which was made in April 2004.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Cottontops guaranty amounts due under the Loan Agreement.   Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At May 1, 2004, there was $20,520,000 outstanding under the Revolving Credit Facility bearing interest at 4.25%.

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

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of May 1, 2004 is as follows:

Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long-term debt			$130,000,000		$130,000,000
Operating leases	$2,821,000	$4,509,000	243,000		7,573,000
Redeemable Preferred Stock				$96,197,000	96,197,000
Total	$2,821,000	$4,509,000	$130,243,000	$96,197,000	$233,770,000

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which will supersede Emerging Issues Task Force Consensus No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation.  This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002.  The adoption of SFAS No. 148 did not have a material impact on the Company’s results of operations or financial position.

In November 2002, the FASB approved FASB Interpretation No. 45  (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  Specifically, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (FIN 46R). This Interpretation, which replaces FASB Interpretation No. 46 Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company’s adoption of FIN 46R did not have a material impact on its consolidated financial position and results of operations.

Statement Regarding Forward-Looking Information

The Company’s results of operations have been significantly affected by an industry-wide decline in selling prices of more than 30% over the last three years.  The Company continues its efforts to mitigate the effects of this decline by exploring additional cost reduction methods and improvements in manufacturing efficiencies, which could entail additional capital expenditures.  Management is actively seeking to diversify and expand the Company’s customer base and also plans to place increased emphasis on the sale of goods sourced as finished products.   Modifications to the Company’s historical methods of producing and acquiring fabric are being considered and less emphasis is being placed on the sale of basic white T-Shirts, the selling prices of which have declined significantly over the last several years.

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

The foregoing factors could affect the Company’s actual results and could cause the Company’s actual results during fiscal 2004 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.  The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market and interest rate risk is not material.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer (who is also the Chief Financial Officer) has evaluated the Company’s disclosure controls and procedures as of  June 8, 2004 and concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to June 8, 2004.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Board of Directors of the Registrant has not declared any quarterly dividends on the Company’s 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $11,455,000, excluding dividends on Preferred Stock held by the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits
31.1	Certification pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

(b) Reports on Form 8-K
None.

Items 1, 2, 4 and 5 are not applicable and have been omitted.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ANVIL HOLDINGS, INC.
(Registrant)

/s/Pasquale Branchizio
Pasquale Branchizio
Vice President of Finance
(Principal Accounting Officer)

Dated: June 11, 2004