Form 10-Q
period 2004-07-31
ANVIL HOLDINGS INC
filed 2004-09-14
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2004

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

Yes  ☐        No  ☒

At September 14, 2004, there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,600,000 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

ANVIL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	July 31, 2004	January 31, 2004*
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,714	$1,451
Accounts receivable, less allowances for doubtful accounts of $1,176 and $1,165	29,398	28,496
Inventories	46,097	52,514
Prepaid and refundable income taxes	5,671	5,620
Deferred income taxes-current portion	3,137	3,137
Prepaid expenses and other current assets	2,005	1,411
Total current assets	89,022	92,629
PROPERTY, PLANT AND EQUIPMENT—Net	31,605	33,210
DEFERRED INCOME TAXES	1,479	1,479
INTANGIBLE ASSETS—Net	2,141	2,284
OTHER ASSETS	1,806	1,738
Total Assets	$126,053	$131,340

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$7,159	$8,431
Accrued expenses and other current liabilities	16,741	12,712
Revolving credit loan	7,924	16,686
Current portion of term loan	—	586
Total current liabilities	31,824	38,415
10-7/8% SENIOR NOTES	128,980	128,785
OTHER LONG-TERM OBLIGATIONS	262	655
REDEEMABLE PREFERRED STOCK–Net of Treasury Holdings	52,416	49,124
Total Liabilities	213,482	216,979
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $71,686 and $67,476)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,600,000and 3,605,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,813	12,818
Accumulated deficit	(100,281)	(98,496)
Total Stockholders’ Deficiency	(87,429)	(85,639)
Total Liabilities and Stockholder’s Deficiency	$126,053	$131,340

See notes to consolidated financial statements.

*Derived from audited financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 31, 2004	Aug 2, 2003	July 31, 2004	Aug 2, 2003
	(Unaudited)		(Unaudited)

NET SALES	$53,104	$52,254	$106,125	$114,929
COST OF GOODS SOLD	42,549	46,740	82,618	99,407
GROSS PROFIT	10,555	5,514	23,507	15,522
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,888	6,010	12,782	12,805
AMORTIZATION OF INTANGIBLE ASSETS	68	68	143	170
OPERATING INCOME (LOSS)	4,599	(564)	10,582	2,547
INTEREST EXPENSE:
Interest on borrowings	3,678	3,606	7,468	7,212
Dividends and accretion on mandatorily redeemable preferred stock	1,685	—	3,292	—
Total interest expense	5,363	3,606	10,760	7,212
OTHER EXPENSE – NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	302	200	528	533

(LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1,066)	(4,370)	(706)	(5,198)

PROVISION (BENEFIT) FOR INCOME TAXES	267	(1,719)	1,079	(1,984)

NET (LOSS)	(1,333)	(2,651)	(1,785)	(3,214)
Less preferred stock dividends and accretion	—	(1,487)	—	(2,880)
Less Common A preference	(2,154)	(1,905)	(4,210)	(3,691)
NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,487)	$(6,043)	$(5,995)	$(9,785)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock	$6.53	$5.02	$12.98	$10.21

Class B Common Stock	$(0.90)	$(1.55)	$(1.54)	$(2.51)

Weighted average shares used in computation of basic and diluted income (loss) per share:
Class A Common	290,000	290,000	290,000	290,000
Class B Common	3,603,000	3,605,000	3,604,000	3,603,000

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE FISCAL SIX MONTHS ENDED JULY 31, 2004

(In Thousands)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class C

Balance at February 1, 2004	$3	$36	—	$12,818	$(98,496)	$(85,639)
Repurchase of Common Stock				(5)		(5)
Net (loss)					(1,785)	(1,785)
Balance at July 31, 2004	$3	$36	—	$12,813	$(100,281)	$(87,429)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Share Data)

	Fiscal Six Months Ended
	July 31, 2004	August 2, 2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,785)	$(3,214)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	3,350	4,242
Amortization of other assets	569	569
Preferred dividends (interest expense) payable on redemption	3,292	—
Changes in operating assets and liabilities:
Accounts receivable	(902)	974
Inventories	6,417	1,838
Prepaid and refundable income taxes	(51)	(2,373)
Prepaid expenses and other current assets	(594)	(116)
Accounts payable	(1,272)	(5,991)
Accrued expense and other current liabilities	4,029	763
Other—net	(696)	(73)
Net cash (used in) provided by operating activities	12,357	(3,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,783)	(2,448)
Proceeds from disposals of property and equipment	37	277
Net cash used in investing activities	(1,746)	(2,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) of Term Loan	(586)	(1,172)
(Repayments) borrowings under revolving credit loan	(8,762)	741
Net cash (used in) financing activities	(9,348)	(431)

INCREASE IN CASH	1,263	(5,983)
CASH, BEGINNING OF PERIOD	1,451	9,933
CASH, END OF PERIOD	$2,714	$3,950

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,468	$7,212
Cash paid for income taxes	$1,130	$250

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share Data)

NOTE 1 -General

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the fiscal period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005, or any other period.  The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements for the fiscal year ended January 31, 2004 included in the Company’s quarterly report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2  - Credit Agreements; Senior Exchangeable Preferred Stock

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725, repayable in quarterly principal installments of $586, the last of which was made in April 2004.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Cottontops, Inc., a Delaware corporation (“Cottontops”) guarantee amounts due under the Loan

Agreement.  Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At July 31, 2004, there was $7,924 outstanding under the Revolving Credit Facility bearing interest at 4.5%.

In accordance with the provisions of the Company’s Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”), the Company paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $13,104, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.  On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.

NOTE 3  -  Inventories

Inventories at July 31, 2004 and January 31, 2004 consisted of the following:

	July 31, 2004	January 31, 2004

Finished goods	$37,391	$41,982
Work-in-process	1,316	1,759
Raw materials and supplies	7,390	8,773
	$46,097	$52,514

NOTE 4 –Intangible Assets

Effective at the beginning of the fiscal year ended February 1, 2003, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 required that the Company cease amortizing existing goodwill and also requires goodwill and other intangible assets to be tested for impairment annually and when an event occurs indicating that it is possible an impairment exists.

Intangible assets being amortized consist of trademarks having an aggregate value of $4,858, less accumulated amortization of $2,717 and $2,574 as of July 31, 2004 and January 31, 2004, respectively.  Amortization expense for these trademarks will be $286 for each of the next five fiscal years, beginning with the fiscal year ending January 29, 2005.

NOTE 5 – Redeemable Preferred Stock/Adoption of SFAS No. 150

Effective as of the beginning of the current fiscal year ending January 29, 2005, the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities if such financial instruments embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  Adoption of SFAS No. 150 required the Company to begin classifying its 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense.  Prior to the effective date of SFAS No. 150, the Company classified the Preferred Stock on its balance sheet between liabilities and equity and the related dividends and accretion as a reduction in equity not included as an element of interest expense.  The adoption of FASB No. 150 does not affect the Company’s computation of basic and diluted net income (loss) per common share.  Restatement of prior periods is not permitted when applying SFAS No. 150.  The Preferred Stock consists of the following:

	July 31, 2004	January 31, 2004
Preferred Stock issued and outstanding (Liquidation value, $75,872 and $71,171)	$75,907	$71,140
Less—Preferred Stock in treasury (Liquidation value, $23,482 and $22,027)	(23,491)	(22,016)
Preferred Stock -net (Liquidation value, $52,390 and $49,144)	$52,416	$49,124

NOTE 6 – Income (Loss) per Share

Net income (loss) per share as presented in the accompanying consolidated statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, excluding anti-dilutive options.  Dividends and accretion on the Company’s Preferred Stock (net of treasury shares) were deducted from net income (loss) for all fiscal periods through January 31, 2004 to arrive at net income (loss) applicable to common stockholders.  Subsequent thereto, such dividends and accretion are classified as interest expense (see Note 5).  This change in classification of preferred dividends has no impact on the Company’s computation of basic and diluted net income (loss) per common share.  The 12.5% liquidation preference relating to the Company’s Class A Common Stock is considered as per share earnings of that class only.  Following is the computation of the per share amounts as presented in the consolidated statements of operations:

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 31, 2004	Aug 2, 2003	July 31, 2004	Aug 2, 2003

Net (loss) attributable to common stockholders	$(3,487)	$(6,043)	$(5,995)	$(9,785)

Net (loss) per common share	$(0.90)	$(1.55)	$(1.54)	$(2.51)
Preference per Class A common share	7.43	6.57	14.52	12.72
Net income per Class A common share	$6.53	$5.02	$12.98	$10.21

Net (loss) per Class B common share	$(0.90)	$(1.55)	$(1.54)	$(2.51)

NOTE 7 - Summarized Financial Data of Certain Wholly-Owned Subsidiaries

Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil.  Anvil is Holdings’ only direct subsidiary.  Holdings and Cottontops fully and unconditionally, jointly and severally guarantee the 10-7/8% Senior Notes of Anvil.  In addition to Cottontops, Anvil has six other direct subsidiaries (the “Non-U.S. Subsidiaries”) which do not guarantee the Senior Notes: A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; Annic LLC, S.A., organized in Nicaragua; and CDC GmbH, organized in Germany.  There are no other direct or indirect subsidiaries of the Company.  The following information presents certain condensed consolidating financial data for Holdings, Anvil, Cottontops and the Non-U.S. Subsidiaries.  Complete financial statements and other disclosures concerning Anvil, Cottontops and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
FISCAL QUARTER ENDED
July 31, 2004
Balance Sheet Data
Cash and cash equivalents		$1,643	$91	$980		$2,714
Accounts receivable-net		25,373	2,884	1,141		29,398
Inventories		44,094	577	1,426		46,097
Other current assets		10,452	134	227		10,813
Total current assets		81,562	3,686	3,774		89,022
Property, plant & equipment-net		25,599	789	5,217		31,605
Intangibles and other non-current assets-net		5,110		316		5,426
Investment in Anvil	$(35,013)				$35,013
Investment in Cottontops		3,975			(3,975)
Investment in Non-U.S. Subsidiaries		6,388			(6,388)
	$(35,013)	$122,634	$4,475	$9,307	$24,650	$126,053
Accounts payable		$6,460	$338	$361		$7,159
Accrued liabilities and other current liabilities		14,021	162	2,558		16,741
Revolving credit loan		7,924				7,924
Long-term debt and other non-current liabilities	$52,416	129,242				181,658
Stockholders’ (deficiency)/ equity	(87,429)	(35,013)	3,975	6,388	$24,650	(87,429)
	$(35,013)	$122,634	$4,475	$9,307	$24,650	$126,053

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
FISCAL QUARTER ENDED
July 31, 2004
Statement of Operations Data
Net sales		$45,943	$6,048	$6,567	$(5,454)	$53,104
Cost of goods sold		35,742	6,094	6,167	(5,454)	42,549
Gross profit (loss)		10,201	(46)	400		10,555
Operating expenses		5,525	152	279		5,956
Interest expense and other	$1,685	3,980				5,665
(Loss) income before taxes	(1,685)	696	(198)	121		(1,066)
(Benefit) provision for income taxes	—	298	(83)	52		267
Net income	$(1,685)	$398	$(115)	$69		$(1,333)

FISCAL SIX MONTHS ENDED
July 31, 2004
Statement of Operations Data
Net sales		$92,680	$11,318	$12,266	$(10,139)	$106,125
Cost of goods sold		70,061	11,249	11,447	(10,139)	82,618
Gross profit		22,619	69	819		23,507
Operating expenses		12,085	310	530		12,925
Interest expense and other	$3,292	7,996				11,288
(Loss) income before taxes	(3,292)	2,538	(241)	289		(706)
(Benefit) provision for income taxes	—	1,059	(101)	121		1,079
Net (loss) income	$(3,292)	$1,479	$(140)	$168		$(1,785)

Cash Flow Data
Cash provided by operations		$10,000	$690	$1,667		$12,357
Investing Activities—Purchase of property, plant & equipment and other-net		(1,422)	(185)	(139)		(1,746)
Financing Activities—Borrowings and repayments under credit agreement -net		(9,348)				(9,348)
Intercompany financing activities		1,287	(416)	(871)		—
Increase in cash		517	89	657		1,263
Cash at beginning of period		1,126	2	323		1,451
Cash at end of period		$1,643	$91	$980		$2,714

FISCAL QUARTER ENDED
August 2, 2003

Statement of Operations Data
Net sales		$46,582	$4,856	$6,911	$(6,095)	$52,254
Cost of goods sold		42,599	3,955	6,281	(6,095)	46,740
Gross profit		3,983	901	630		5,514
Operating expenses		5,736	167	175		6,078
Interest expense and other		3,873	(1)	(66)		3,806
(Loss) income before taxes		(5,626)	735	521		(4,370)
(Benefit) provision for income taxes		(2,261)	327	215		(1,719)
Net income		$(3,365)	$408	$306		$(2,651)

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
FISCAL SIX MONTHS ENDED
August 2, 2003

Statement of Operations Data
Net sales		$103,127	$10,578	$13,176	$(11,952)	$114,929
Cost of goods sold		90,650	8,698	12,011	(11,952)	99,407
Gross profit		12,477	1,880	1,165		15,522
Operating expenses		12,256	360	359		12,975
Interest expense and other		7,753	(8)			7,745
(Loss) income before taxes		(7,532)	1,528	806		(5,198)
(Benefit) provision for income taxes		(2,871)	581	306		(1,984)
Net (loss) income		$(4,661)	$947	$500		$(3,214)

Cash Flow Data
Cash (used in) provided by operations		$(5,700)	$1,281	$1,038		$(3,381)
Investing Activities—Purchase of property, plant & equipment and other-net		(1,835)	(138)	(198)		(2,171)
Financing Activities—Borrowings and repayments under credit agreement -net		(431)				(431)
Intercompany financing activities		824	(114)	(710)		—
(Decrease) increase in cash		(7,142)	1,029	130		(5,983)
Cash at beginning of period		9,101	2	830		9,933
Cash at end of period		$1,959	$1,031	$960		$3,950

FISCAL YEAR ENDED
January 31, 2004

Balance Sheet Data
Cash and cash equivalents		$1,126	$2	$323		$1,451
Accounts receivable-net		24,748	2,438	1,310		28,496
Inventories		49,592	1,607	1,315		52,514
Other current assets		9,770	133	265		10,168
Total current assets		85,236	4,180	3,213		92,629
Property, plant & equipment-net		26,412	720	6,078		33,210
Intangibles and other non-current assets-net		5,188		313		5,501
Investment in Anvil	$(36,515)				$36,515
Investment in Cottontops		4,531			(4,531)
Investment in Non-U.S. Subsidiaries		7,091			(7,091)
	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

Accounts payable		$7,586	$255	$590		$8,431
Accrued liabilities and other current liabilities		11,261	114	1,923		13,298
Revolving credit loan		16,686				16,686
Long-term debt and other non-current liabilities		129,440				129,440
Redeemable preferred stock	$49,124					49,124
Stockholders’ (deficiency)/ equity	(85,639)	(36,515)	4,531	7,091	$24,893	(85,639)
	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

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

Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  Pursuant to SFAS No. 144, through July 31, 2004, there were no adjustments to the carrying amount of long-lived assets resulting from the Company’s evaluation for any periods presented in the accompanying financial statements.

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

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.1	89.4	77.8	86.5
Gross profit	19.9	10.6	22.2	13.5
Selling, general and administrative expenses	11.1	11.5	12.0	11.1
Interest expense†	10.1	6.9	10.1	6.3
Other Data:
EBITDA (1)	$6,306,000	$1,609,000	$14,075,000	$6,959,000
Percentage of net sales	11.9%	3.1%	13.3%	6.1%

† Includes preferred dividends of $1,685,000 and $3,292,000 for the quarter and six months ended July 31,2004, respectively, as a result of adopting SFAS No. 150.  The prior year’s periods do not include such dividends as interest expense.  Interest expense on borrowings (excluding Preferred Stock)  for the current quarter and six months ended July 31, 2004 is 6.9% and 7.0% of net sales, respectively.

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

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net (loss)	$(1,333,000)	$(2,651,000)	$(1,785,000)	$(3,214,000)
Add back:
Provision (benefit) for income taxes	267,000	(1,719,000)	1,079,000	(1,984,000)
Interest expense	5,363,000	3,606,000	10,760,000	7,212,000
Other expenses (non-operating)	302,000	200,000	528,000	533,000
Operating income (loss)	4,599,000	(564,000)	10,582,000	2,547,000
Add: Depreciation of fixed assets	1,639,000	2,105,000	3,350,000	4,242,000
Amortization of intangible assets	68,000	68,000	143,000	170,000
EBITDA	$6,306,000	$1,609,000	$14,075,000	$6,959,000

Quarter Ended July 31, 2004 Compared to Quarter Ended August 2, 2003

Net sales for the quarter ended July 31, 2004 amounted to $53,104,000, as compared to $52,254,000 for the comparable quarter of the preceding fiscal year, an increase of $850,000, or 1.6%.  Total units sold were 6.4% less than the preceding year’s quarter.  This decrease in units sold is the result of the Company’s decision to reduce emphasis on sales of basic white T-Shirts.  An increase in average selling prices of more than 8.6% was the primary cause for the increased sales amount.

Gross profit for the quarter ended July 31, 2004 increased $5,041,000 (91.4%), from $5,514,000 in the prior year’s fiscal quarter to $10,555,000 in the current fiscal quarter.  Gross margin increased from approximately 10.6% in the prior year’s quarter to 19.9% in the current fiscal quarter.  The Company’s consolidated textile operation continues to produce more efficiently, with an estimated cost reduction in the current quarter of approximately $3,800,000, as compared to the same period of the prior year.  In addition, the Company continues to recognize an improvement in product mix toward goods having traditionally higher selling prices and gross margins.  This improvement (estimated at approximately $1,500,000 for the second fiscal quarter) was achieved through reduced emphasis on sales of the Company’s basic white T-Shirts, which have experienced a significant decline in selling prices over the last several years.  Continued higher yarn prices partially offset the aforementioned favorable changes in the Company’s gross profit.

Selling, general and administrative expenses (including distribution expense) were $5,888,000 in the current fiscal quarter compared to $6,010,000 for the same period in the prior year.  The decrease in expenses in this category is due primarily to lower advertising expenses in the current year’s quarter.

Interest expense on borrowings was $3,678,000 in the current fiscal quarter compared to $3,606,000 for the same period in the prior year.  Interest rates were approximately the same during each quarter, but the Company utilized more borrowings under its Revolving Credit Facility in the current year’s quarter than during the same period of the prior year.  Also, pursuant to SFAS No. 150 (see Note 5 to the financial statements), in the current fiscal year, the Company began classifying dividends and accretion on its Redeemable Preferred Stock ($1,685,000 in the current quarter) as interest expense.

Provision for income taxes reflects a significantly higher effective tax rate than in previous fiscal periods because the aforementioned preferred dividends of $1,685,000 for the quarter ended July 31, 2004, although now classified as interest expense for accounting presentations, remain non-deductible for Federal and state tax purposes.

Six months Ended July 31, 2004 Compared to Six months Ended August 2, 2003

Net sales for the six months ended July 31, 2004 amounted to $106,125,000, as compared to $114,929,000 for the first six months of the prior year, a decrease of $8,804,000 or 7.7%.  On a year to date basis, for the first six months of the current fiscal year, total units sold are approximately 13% less than the same period of the prior year, while on the same basis average selling prices have increased by approximately 6.4%.  As mentioned above, the decrease in units sold is the result of the Company’s decision to reduce emphasis on sales of basic white T-Shirts.  The improvement in selling prices occurred primarily during the second quarter, as described above.

Gross profit for the six months ended July 31, 2004 increased $7,985,000 (51.4%) from $15,522,000 in the prior year’s six months to $23,507,000 in the current fiscal six months as the result of the factors discussed above, in the estimated year to date amounts indicated: (i) textile conversion efficiencies ($7,500,000) and (ii) favorable changes in product mix and selling prices ($2,500,000), partially offset by higher yarn prices ($2,000,000).

Selling, general and administrative expenses (including distribution expense) were $12,782,000 for the first half of the current fiscal year, compared to $12,805,000 for the same period of the prior year.  Distribution expense was approximately $170,000 less than the prior year’s six month period due primarily to reduced units shipped.  This favorable change was partially offset by slightly higher selling, advertising, marketing and general and administrative costs in the current year to date fiscal period.

Interest expense on borrowings was $7,468,000 in the current fiscal six months compared to $7,212,000 for the same period in the prior year, and increase of $256,000.  Interest rates were approximately the same during each period but the Company utilized more borrowings under its Revolving Credit Facility in the current six months than during the same period of the prior year.  Also, pursuant to SFAS No. 150 (see Note 5 to the financial statements), in the current fiscal year, the Company began classifying dividends and accretion on its Redeemable Preferred Stock ($3,292,000 in the current six months) as interest expense.

Provision for income taxes reflects a significantly higher effective tax rate than in previous fiscal periods because the aforementioned preferred dividends of $3,392,000 for the six months ended July 31, 2004, although now classified as interest expense for accounting presentations, remain non-deductible for Federal and state tax purposes.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The

Company made capital expenditures of  $17,435,000 and $3,708,000 in the fiscal years ended February 1, 2003 and January 31, 2004, respectively.  The amount for the year ended February 1, 2003 includes expenditures relating to the consolidation into one textile facility and the expansion of that facility.  Management estimates that capital expenditures in the fiscal year ending January 29, 2005 will be approximately $5,000,000, and thereafter will aggregate approximately $6,000,000 annually.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.  The Company’s principal working capital requirements are financing accounts receivable and inventories.

At July 31, 2004 the Company had net working capital of $57,198,000 comprised of $2,714,000 in cash and cash equivalents, $29,398,000 of accounts receivable, $46,097,000 of inventories, $10,813,000 of other current assets, and $31,824,000 in revolving credit borrowings, accounts payable and other current liabilities.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the “Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725,000 repayable in quarterly principal installments of $586,000, the last of which was made in April 2004.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Cottontops guaranty amounts due under the Loan Agreement.  Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At July 31, 2004, there was $7,924,000 outstanding under the Revolving Credit Facility bearing interest at 4.5%.

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

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of July 31, 2004 is as follows:

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which superseded Emerging Issues Task Force Consensus No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not currently expected to have a material impact on the Company’s results of operations or financial position.

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

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (FIN 46R). This Interpretation, which replaces FASB Interpretation No. 46 Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company’s adoption of FIN 46R did not have a material impact on the Company’s results of operations or financial position.

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer (who is also the Chief Financial Officer) has evaluated the Company’s disclosure controls and procedures as of July 31, 2004 and concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to July 31, 2004.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Board of Directors of the Registrant has not declared any quarterly dividends on the Company’s 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $13,104,000, excluding dividends on Preferred Stock held by the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)   The Company held its annual meeting of Class B stockholders on May 20, 2004.

(b)  At the aforementioned annual meeting, the six Directors subject to the vote of the Class B stockholders were re-elected to the Board of Directors to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified.  All votes cast (a total of 3,180,179) were in favor of each Director.  There were 424,821 votes withheld.

The annual meeting of 13% Senior Exchangeable Preferred Stockholders called by the Board of Directors to be held May 20, 2004, was not held due to the lack of a quorum.  Accordingly, the two Directors elected on November 6, 2003 by the holders of the Preferred Stock (see Note 2 to the Financial Statements) continue to serve as Directors.

(c)  In addition to the election of Directors, at the Annual Meeting, the Stockholders approved an amendment and restatement of the Company’s Certificate of Incorporation as described on page 4 of the Company’s Information Statement dated April 23, 2004.  All votes cast to amend and restate the Company’s Certificate of Incorporation  (a total of 3,180,179) were in favor of the amendment and restatement.  There were 424,821 votes withheld.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

  3.2   Amended and Restated Certificate of Incorporation of Anvil Holdings, Inc.

31.1 Certification pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

 (b) Reports on Form 8-K

None.

Items 1, 2, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ANVIL HOLDINGS, INC.

(Registrant)

/s/ Bernard Geller
Chief Executive Officer and
Chief Financial Officer

Dated: September 14, 2004