Form 10-Q
period 2004-10-30
ANVIL HOLDINGS INC
filed 2004-12-09
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 30, 2004

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

At December 9, 2004, there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,600,000 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

ANVIL HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of October 30, 2004 (Unaudited) and January 31, 2004

Unaudited Consolidated Statements of Operations for the Fiscal Quarters and Nine Months Ended October 30, 2004 and November 1, 2003

Unaudited Consolidated Statement of Stockholders’ Deficiency for the Fiscal Nine Months Ended October 30, 2004

Unaudited Consolidated Statements of Cash Flows for the Fiscal Nine Months Ended October 30, 2004 and November 1, 2003

Unaudited Condensed Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 3. Defaults upon Senior Securities

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	October 30, 2004	January 31, 2004*
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,024	$1,451
Accounts receivable, less allowances for doubtful accounts of $1,188 and $1,165	22,587	28,496
Inventories	49,686	52,514
Prepaid and refundable income taxes	1,888	5,620
Deferred income taxes-current portion	3,137	3,137
Prepaid expenses and other current assets	1,867	1,411
Total current assets	84,189	92,629
PROPERTY, PLANT AND EQUIPMENT—Net	31,259	33,210
DEFERRED INCOME TAXES	1,479	1,479
INTANGIBLE ASSETS—Net	2,066	2,284
OTHER ASSETS	1,672	1,738
Total Assets	$120,665	$131,340

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$7,058	$8,431
Accrued expenses and other current liabilities	14,602	12,712
Revolving credit loan	6,518	16,686
Current portion of term loan	—	586
Total current liabilities	28,178	38,415
10-7/8% SENIOR NOTES	129,078	128,785
OTHER LONG-TERM OBLIGATIONS	262	655
REDEEMABLE PREFERRED STOCK – Net of Treasury Holdings	54,165	49,124
Total Liabilities	211,683	216,979
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $73,919 and $67,476)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,600,000and 3,605,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,813	12,818
Accumulated deficit	(103,870)	(98,496)
Total Stockholders’ Deficiency	(91,018)	(85,639)
Total Liabilities and Stockholder’s Deficiency	$120,665	$131,340

See unaudited condensed notes to consolidated financial statements.

*Derived from audited financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Oct 30, 2004	Nov 1, 2003	Oct 30, 2004	Nov 1, 2003
	(Unaudited)		(Unaudited)

NET SALES	$41,477	$36,965	$147,602	$151,894
COST OF GOODS SOLD	34,219	32,617	116,837	132,024
GROSS PROFIT	7,258	4,348	30,765	19,870
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,322	6,103	19,104	18,908
AMORTIZATION OF INTANGIBLE ASSETS	75	75	218	245
OPERATING INCOME (LOSS)	861	(1,830)	11,443	717
INTEREST EXPENSE:
Interest on borrowings	3,611	3,575	11,079	10,787
Dividends and accretion on mandatorily redeemable preferred stock	1,749	—	5,041	—
Total interest expense	5,360	3,575	16,120	10,787
OTHER EXPENSE – NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	270	221	798	754

LOSS BEFORE BENEFIT FOR INCOME TAXES	(4,769)	(5,626)	(5,475)	(10,824)

BENEFIT FOR INCOME TAXES	(1,180)	(1,805)	(101)	(3,789)

NET LOSS	(3,589)	(3,821)	(5,374)	(7,035)

Less preferred stock dividends and accretion	—	(1,542)	—	(4,422)
Less Common A preference	(2,233)	(1,976)	(6,443)	(5,667)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,822)	$(7,339)	$(11,817)	$(17,124)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock	$6.20	$4.93	$19.18	$15.14

Class B Common Stock	$(1.50)	$(1.88)	$(3.04)	$(4.40)

Weighted average shares used in computation of basic and diluted income (loss) per share:
Class A Common	290,000	290,000	290,000	290,000
Class B Common	3,600,000	3,605,000	3,603,000	3,604,000

See unaudited condensed notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE FISCAL NINE MONTHS ENDED OCTOBER 30, 2004

(In Thousands)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class C

Balance at February 1, 2004	$3	$36	—	$12,818	$(98,496)	$(85,639)
Repurchase of Common Stock				(5)		(5)
Net loss					(5,374)	(5,374)
Balance at October 30, 2004	$3	$36	—	$12,813	$(103,870)	$(91,018)

See unaudited condensed notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

	Fiscal Nine Months Ended
	October 30, 2004	November 1, 2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,374)	$(7,035)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	5,105	6,292
Amortization of other assets	879	852
Preferred dividends (interest expense) payable on redemption	5,041	—
Changes in operating assets and liabilities:
Accounts receivable	5,909	6,794
Inventories	2,828	(5,026)
Prepaid and refundable income taxes	3,732	(4,114)
Prepaid expenses and other current assets	(456)	394
Accounts payable	(1,373)	(6,775)
Accrued expenses & other liabilities	1,890	(1,265)
Other—net	(700)	7
Net cash provided by (used in) operating activities	17,481	(9,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,196)	(3,576)
Proceeds from disposals of property and equipment	42	291
Net cash used in investing activities	(3,154)	(3,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Term Loan	(586)	(1,759)
(Repayments) borrowings under revolving credit agreement	(10,168)	5,902
Net cash provided by (used in) financing activities	(10,754)	4,143

INCREASE (DECREASE) IN CASH	3,573	(9,018)
CASH, BEGINNING OF PERIOD	1,451	9,933
CASH, END OF PERIOD	$5,024	$915

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,613	$14,321
Cash paid (received) for income taxes	$(3,833)	$256
Preferred stock dividends payable in cash and accretion	—	$4,422

See unaudited condensed notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands,  Except Share Data)

NOTE 1 -General

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the fiscal period ended October 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2005, or any other period.  The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements for the fiscal year ended January 31, 2004 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information.

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

NOTE 2  - Credit Agreements; Senior Exchangeable Preferred Stock, etc.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725, repayable in quarterly principal installments of $586, the last of which was made in April 2004.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil. Holdings and Cottontops, Inc., a Delaware corporation (“Cottontops”) guarantee amounts due under the Loan Agreement. Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option. At October 30, 2004, there was $6,518 outstanding under the Revolving Credit Facility bearing interest at 5.0%, and the Company had $5,024 cash available.

In accordance with the provisions of the Company’s Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”), the Company paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $14,807, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.  On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.

NOTE 3  -  Inventories

Inventories at October 30, 2004 and January 31, 2004 consisted of the following:

	October 30, 2004	January 31, 2004

Finished goods	$40,829	$41,982
Work-in-process	1,987	1,759
Raw materials and supplies	6,870	8,773
	$49,686	$52,514

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

Intangible assets being amortized consist of trademarks having an aggregate value of $4,858, less accumulated amortization of $2,792 and $2,574 as of October 30, 2004 and January 31, 2004, respectively.  Amortization expense for these trademarks will be $286 for each of the next five fiscal years, beginning with the fiscal year ending January 29, 2005.

NOTE 5 – Redeemable Preferred Stock/Adoption of SFAS No. 150

Effective as of the beginning of the current fiscal year ending January 29, 2005, the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities if such financial instruments embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  Adoption of SFAS No. 150 required the Company to begin classifying its 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense.  Prior to the effective date of SFAS No. 150, the Company classified the Preferred Stock on its balance sheet between liabilities and equity and the related dividends and accretion as a reduction in equity not included as an element of interest expense.  The adoption of FASB No. 150 does not affect the Company’s computation of basic and diluted net income (loss) per common share.  Restatement of prior periods is not permitted when applying SFAS No. 150.  The Preferred Stock, as presented in the accompanying unaudited consolidated balance sheet, is determined as follows:

	October 30, 2004	January 31, 2004
Preferred Stock issued and outstanding (Liquidation value, $78,338 and $71,171)	$78,442	$71,140
Less—Preferred Stock in treasury (Liquidation value, $24,245 and $22,027)	(24,277)	(22,016)
Preferred Stock—net (Liquidation value, $54,093 and $49,144)	$54,165	$49,124

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Oct 30, 2004	Nov 1, 2003	Oct 30, 2004	Nov 1, 2003

Net loss attributable to common stockholders	$(5,822)	$(7,339)	$(11,817)	$(17,124)

Net loss per common share	$(1.50)	$(1.88)	$(3.04)	$(4.40)
Preference per Class A common share	7.70	6.81	22.22	19.54
Net income per Class A common share	$6.20	$4.93	$19.18	$15.14

Net loss per Class B common share	$(1.50)	$(1.88)	$(3.04)	$(4.40)

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

FISCAL QUARTER ENDED
October 30, 2004

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Balance Sheet Data
Cash and cash equivalents		$3,917	$278	$829		$5,024
Accounts receivable-net		20,960	541	1,086		22,587
Inventories		47,877	424	1,385		49,686
Other current assets		6,579	113	200		6,892
Total current assets		79,333	1,356	3,500		84,189
Property, plant & equipment-net		25,630	913	4,716		31,259
Intangibles and other non-current assets-net		4,903		314		5,217
Investment in Anvil	$(36,853)				$36,853
Investment in Cottontops		1,743			(1,743)
Investment in Non-U.S. Subsidiaries		5,956			(5,956)
	$(36,853)	$117,565	$2,269	$8,530	$29,154	$120,665
Accounts payable		$6,377	$359	$322		$7,058
Accrued liabilities and other current liabilities		12,183	167	2,252		14,602
Revolving credit loan		6,518				6,518
Long-term debt and other non-current liabilities	$54,165	129,340				183,505
Stockholders’ (deficiency)/ equity	(91,018)	(36,853)	1,743	5,956	$29,154	(91,018)
	$(36,853)	$117,565	$2,269	$8,530	$29,154	$120,665

Statement of Operations Data
Net sales		$39,367	$2,419	$5,562	$(5,871)	$41,477
Cost of goods sold		32,128	2,642	5,320	(5,871)	34,219
Gross profit (loss)		7,239	(223)	242		7,258
Operating expenses		5,972	166	259		6,397
Interest expense and other	$1,749	3,881				5,630
(Loss) income before taxes	(1,749)	(2,614)	(389)	(17)		(4,769)
(Benefit) provision for income taxes	—	(1,087)	(132)	39		(1,180)
Net (loss)	$(1,749)	$(1,527)	$(257)	$(56)		$(3,589)

FISCAL NINE MONTHS ENDED
October 30, 2004

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Statement of Operations Data
Net sales		$132,047	$13,737	$17,828	$(16,010)	$147,602
Cost of goods sold		102,189	13,891	16,767	(16,010)	116,837
Gross profit (loss)		29,858	(154)	1,061		30,765
Operating expenses		18,057	476	789		19,322
Interest expense and other	$5,041	11,877				16,918
(Loss) income before taxes	(5,041)	(76)	(630)	272		(5,475)
(Benefit) provision for income taxes	—	(28)	(233)	160		(101)
Net (loss) income	$(5,041)	$(48)	$(397)	$112		$(5,374)

Cash Flow Data
Cash provided by operations		$12,504	$3,046	$1,932		$17,482
Investing Activities—Purchase of property, plant & equipment and other-net		(2,609)	(379)	(167)		(3,155)
Financing Activities—Borrowings and repayments under credit agreement -net		(10,754)				(10,754)
Intercompany financing activities		3,650	(2,391)	(1,259)		—
Increase in cash		2,791	276	506		3,573
Cash at beginning of period		1,126	2	323		1,451
Cash at end of period		$3,917	$278	$829		$5,024

FISCAL QUARTER ENDED
November 1, 2003

Statement of Operations Data
Net sales	$32,427	$3,786	$6,304	$(5,552)	$36,965
Cost of goods sold	26,795	5,157	6,217	(5,552)	32,617
Gross profit (loss)	5,632	(1,371)	87		4,348
Operating expenses	5,836	164	178		6,178
Interest expense and other	3,798	(2)			3,796
(Loss) before income taxes	(4,002)	(1,533)	(91)		(5,626)
(Benefit) for income taxes	(1,166)	(583)	(56)		(1,805)
Net (loss)	$(2,836)	$(950)	$(35)		$(3,821)

FISCAL NINE MONTHS ENDED
November 1, 2003

Statement of Operations Data
Net sales	$135,554	$14,364	$19,480	$(17,504)	$151,894
Cost of goods sold	117,445	13,855	18,228	(17,504)	132,024
Gross profit	18,109	509	1,252		19,870
Operating expenses	18,092	524	537		19,153
Interest expense and other	11,551	(10)			11,541
(Loss) income before taxes	(11,534)	(5)	715		(10,824)
(Benefit) provision for income taxes	(4,037)	(2)	250		(3,789)
Net (loss) income	$(7,497)	$(3)	$465		$(7,035)

Cash Flow Data
Cash (used in) provided by operations	$(12,794)	$484	$2,434		$(9,876)
Investing Activities—Purchase of property, plant & equipment and other-net	(2,652)	(160)	(473)		(3,285)
Financing Activities—Borrowings and repayments under credit agreement -net	4,143				4,143
Intercompany financing activities	2,491	(322)	(2,169)
(Decrease) increase in cash	(8,812)	2	(208)		(9,018)
Cash at beginning of period	9,101	2	830		9,933
Cash at end of period	$289	$4	$622		$915

FISCAL YEAR ENDED
January 31, 2004

	Holdings	Anvil	Cottontops	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
Balance Sheet Data
Cash and cash equivalents		$1,126	$2	$323		$1,451
Accounts receivable-net		24,748	2,438	1,310		28,496
Inventories		49,592	1,607	1,315		52,514
Other current assets		9,770	133	265		10,168
Total current assets		85,236	4,180	3,213		92,629
Property, plant & equipment-net		26,412	720	6,078		33,210
Intangibles and other non-current assets-net		5,188		313		5,501
Investment in Anvil	$(36,515)				$36,515
Investment in Cottontops		4,531			(4,531)
Investment in Non-U.S. Subsidiaries		7,091			(7,091)
	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

Accounts payable		$7,586	$255	$590		$8,431
Accrued liabilities and other current liabilities		11,261	114	1,923		13,298
Revolving credit loan		16,686				16,686
Long-term debt and other non-current liabilities		129,440				129,440
Redeemable preferred stock	$49,124					49,124
Stockholders’ (deficiency)/ equity	(85,639)	(36,515)	4,531	7,091	$24,893	(85,639)
	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

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

Revenue Recognition and Allowances—Revenue is recognized at the time merchandise is shipped and title has passed.  Allowances for sales returns, discounts and for estimated uncollectible accounts are provided when sales are recorded, based upon historical experience and current trends, and periodically updated, as appropriate.  Overall, these allowances have increased slightly in recent fiscal periods.  While the actual amounts have been within the range of the Company’s estimates, there can be no assurances that this will continue in the future.

Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.  If required, based upon Management’s judgement, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided.  Reflective of industry-wide lower selling prices for basic goods, the Company’s markdowns of inventory have increased significantly over the last three fiscal years.  While such markdowns have been within the range of Management’s projections, the Company cannot guarantee that it will continue to experience the same level of markdowns, or that if markdowns are taken, they will be adequately representative of any future declines in selling prices.

Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.   In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  Pursuant to SFAS No. 144, through October 30, 2004, there were no adjustments to the carrying amount of long-lived assets resulting from the Company’s evaluation for any periods presented in the accompanying financial statements.

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Oct 30, 2004	Nov 1, 2003	Oct 30, 2004	Nov 1, 2003
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.5	88.2	79.2	86.9
Gross profit	17.5	11.8	20.8	13.1
Selling, general and administrative expenses	15.2	16.5	12.9	12.5
Interest expense†	12.9	9.7	10.9	7.1
Other Data:
EBITDA (1)	$2,691,000	$295,000	$16,766,000	$7,254,000
Percentage of net sales	6.5%	0.8%	11.4%	4.8%

† Includes preferred dividends of $1,749,000 and $5,041,000 for the quarter and nine months ended October 30, 2004, respectively,  as a result of adopting SFAS No. 150.  The prior year’s periods do not include such dividends as interest expense.  Interest expense on borrowings (excluding Preferred Stock)  for the current quarter and nine months ended October 30, 2004  is 8.7% and 7.5% of net sales, respectively.

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Oct 30, 2004	Nov 1, 2003	Oct 30, 2004	Nov 1, 2003

Net loss	$(3,589,000)	$(3,821,000)	$(5,374,000)	$(7,035,000)
Add back:
Benefit for income taxes	(1,180,000)	(1,805,000)	(101,000)	(3,789,000)
Interest expense	5,360,000	3,575,000	16,120,000	10,787,000
Other non-operating expenses (principally amortization of debt expense)	270,000	221,000	798,000	754,000
Operating income (loss)	861,000	(1,830,000)	11,443,000	717,000
Add: Depreciation of fixed assets	1,755,000	2,050,000	5,105,000	6,292,000
Amortization of intangible assets	75,000	75,000	218,000	245,000
EBITDA	$2,691,000	$295,000	$16,766,000	$7,254,000

Quarter Ended October 30, 2004 Compared to Quarter Ended November 1, 2003

Net sales for the quarter ended October 30, 2004 amounted to $41,477,000, as compared to $36,965,000 for the comparable quarter of the preceding fiscal year, an increase of $4,512,000, or 12.2%.   Total units sold were 16% greater than the preceding year’s quarter.  This increase in units sold is primarily the result of more units of basic white T-shirts being sold in the most recent fiscal quarter compared to the same period of the prior year.  This change in product mix created a decrease in average selling prices of approximately 3%, partially offsetting the increased unit sales.

Gross profit for the quarter ended October 30, 2004 increased $2,910,000 (66.9%), from $4,348,000 in the prior year’s fiscal quarter  to $7,258,000 in the current fiscal quarter.  Gross margin increased from approximately 11.8% in the prior year’s quarter to 17.5% in the current fiscal quarter.  The Company’s consolidated textile operation continues to produce more efficiently, with an estimated cost reduction in the current quarter of approximately $3,000,000.  In addition, the Company’s overseas cutting and sewing facilities operated with an estimated cost reduction of $1,000,000 when compared to the same quarter of the prior year.  These favorable changes were partially offset by higher yarn prices and the aforementioned unfavorable change in the product mix for the current quarter.

Selling, general and administrative expenses (including distribution expense) were $6,322,000 in the current fiscal quarter compared to $6,103,000 for the same period in the prior year, an increase of $219,000.  As a percentage of sales, these expenses decreased to 15.2%, from 16.5% in the prior year’s quarter.   Incentive compensation for both selling and administrative personnel was $170,000 greater in the current quarter, but was offset by a decrease in advertising expenses of an equal amount.  Accordingly, the increase shown for this category was the result of a net increase in several other areas of expenses within the category.

Interest expense on borrowings was $3,611,000 in the current fiscal quarter compared to $3,575,000 for the same period in the prior year.  Interest rates were slightly higher in the current year’s quarter and  the Company utilized more borrowings under its Revolving Credit Facility.  Also, pursuant to SFAS No. 150 (see Note  5  to the financial statements), in the current fiscal year, the Company began classifying dividends and accretion on its Redeemable Preferred Stock ($1,749,000 in the current quarter) as interest expense.

Benefit for income taxes reflects a significantly lower effective tax rate than in previous fiscal periods because the aforementioned preferred dividends of $1,749,000 for the quarter ended October 30, 2004, although now classified as interest expense for accounting presentations, remain non-deductible for Federal and state tax purposes.

Nine Months Ended October 30, 2004 Compared to Nine Months Ended November 1, 2003

Net sales for the nine months ended October 30, 2004 amounted to $147,602,000, as compared to $151,894,000 for the first nine months of the prior fiscal year, a decrease of $4,292,000 or 2.8%.  On a year to date basis, for the first nine months of the current fiscal year, total units sold are approximately 6.5% less than the same period of the prior year, while on the same basis, average selling prices have increased by approximately 4.0%.  The decrease in units sold is the result of the Company’s decision to reduce emphasis on sales of basic white T-Shirts, primarily during the second fiscal quarter.  This change is also the primary reason for the year to date increase in average selling prices.

Gross profit for the nine months ended October 30, 2004 increased $10,895,000 (54.8%) from $19,870,000 in the prior year’s nine months to $30,765,000 in the current fiscal nine months primarily as the result of the following factors, in the approximate amounts indicated: (i) lower costs related to textile conversion, cutting and sewing efficiencies ($12,500,000) and (ii) favorable changes in selling prices ($1,600,000), partially offset by higher yarn prices ($3,400,000).

Selling, general and administrative expenses (including distribution expense) were $19,104,000 for the first nine months of the current fiscal year, compared to $18,908,000 for the same period of the prior year, an increase of $196,000.  Incentive compensation for selling and administrative personnel were approximately $300,000 greater in the current year.  Distribution expense was approximately $200,000 less than the prior year’s nine month period due to the reduced units shipped, and advertising expenses are approximately $200,000 higher on a year to date basis when compared to the first three fiscal quarters of the prior year.

Interest expense on borrowings was $11,079,000 in the current fiscal nine months compared to $10,787,000 for the same period in the prior year, an increase of $292,000.   Interest rates were slightly higher in the current period and the Company utilized more borrowings under its Revolving Credit Facility.  Also, pursuant to SFAS No. 150 (see Note  5  to the financial statements), in the current fiscal year, the Company began classifying dividends and accretion on its Redeemable Preferred Stock ($5,041,000 in the current nine months) as interest expense.

Benefit for income taxes reflects a significantly lower effective tax rate than in previous fiscal periods because the aforementioned preferred dividends of $5,041,000 for the nine months ended October 30, 2004, although now classified as interest expense for accounting presentations, remain non-deductible for Federal and state tax purposes.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of  $17,435,000 and $3,708,000 in the fiscal years ended February 1, 2003 and January 31, 2004, respectively.  The amount for the year ended February 1, 2003 includes expenditures relating to the consolidation into one textile facility and the expansion of that facility.  Management estimates that capital expenditures in the fiscal  year ending January 29, 2005 will be approximately $5,000,000 (of which approximately $3,200,00 has been expended through October 30, 2004), and thereafter will aggregate approximately $6,000,000 annually.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and  equipment and management information systems hardware and software.  The Company’s principal working capital requirements are financing accounts receivable and inventories.

Cash provided by operating activities was $17,481,000 in the current fiscal nine months, while for the same period of the prior year, the Company used $9,876,000 in its operating activities.   The improvement of more than $27,000,000 is primarily the result of (i)  an increase in operating earnings of  nearly $11,000,000; (ii) a decrease in inventories of approximately $2,800,000 for the current nine months as compared to an increase in inventories of approximately $5,000,000 during the same period in the prior year; (iii) a net increase in income tax refunds received of $4,000,000; and (iv) other changes in working capital due primarily to timing of receipts and disbursements.

Cash used in investing activities was approximately the same ($3,200,000) in both fiscal nine month periods, representing the Company’s net investments in capital equipment.

Cash used in financing activities was $10,754,000 in the nine months ended October 30, 2004.  This compares to cash provided by financing activities of $4,143,000 in the prior year’s nine month period.  The Company completed repayment of  its Term Loan in April 2004, and accordingly expended approximately  $1,200,000 less in Term Loan payments in the current period than for the same period of the prior year.   Repayments of approximately $10,200,000 were made on the Company’s revolving credit debt in the current fiscal nine months, whereas there were net borrowings of approximately $6,000,000 during the same period of the prior year.

At October 30, 2004 the Company had net working capital of $56,011,000 comprised of $5,024,000 in cash and cash equivalents, $22,587,000 of accounts receivable, $49,686,000 of inventories, $6,892,000 of other current assets, and $28,178,000 of accounts payable, accrued expenses and other current liabilities and revolving credit borrowings, .

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the “Revolving Credit Facility”).   The Loan Agreement, as amended, expires January 11, 2007.  The original Loan

Agreement included a term loan in the initial principal amount of $11,725,000 repayable in quarterly principal installments of $586,000, the last of which was made in April 2004.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Cottontops guaranty amounts due under the Loan Agreement.   Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At October 30, 2004, there was $6,518,000 outstanding under the Revolving Credit Facility bearing interest at 5.0%, and the Company had $5,024,000 cash available.

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

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of October 30, 2004 is as follows:

Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	Total

Long-term debt		$130,000,000		$130,000,000
Operating leases	$2,821,000	4,509,000	$243,000	7,573,000
Redeemable Preferred Stock			96,197,000	96,197,000
Total	$2,821,000	$134,509,000	$96,440,000	$233,770,000

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

Forward-Looking Information

The Company’s results of operations have been significantly affected by an industry-wide decline in selling prices of more than 30% over the last three years, particularly with respect to the Company’s basic white T-shirt products, which constitute a significant portion of the Company’s sales.  The Company continues its efforts to mitigate the effects of this decline by exploring additional cost reduction methods and improvements in manufacturing, including alternate manufacturing sites. Such changes could entail additional capital expenditures.  Management is actively seeking to diversify and expand the Company’s customer base and also plans to place increased emphasis on the sale of goods sourced as finished products.   Modifications to the Company’s historical methods of producing and acquiring fabric are being considered and less emphasis is being placed on the sale of basic white T-Shirts as a percentage of the Company’s overall business.

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer (who is also the Chief Financial Officer) has evaluated the Company’s disclosure controls and procedures as of October 30, 2004 and concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to October 30, 2004.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Board of Directors of the Registrant has not declared any quarterly dividends on the Company’s 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $14,807,000, excluding dividends on Preferred Stock held by the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1 Certification pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

 (b) Reports on Form 8-K

On October 5, 2004, the Company filed Form 8-K, reporting Item 5.02 (b), Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Items 1, 2, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ANVIL HOLDINGS, INC.
(Registrant)

/s/ Bernard Geller
Chief Executive Officer and Chief Financial Officer

Dated: December 9, 2004