Form 10-K
period 2005-01-29
ANVIL HOLDINGS INC
filed 2005-04-21
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 29, 2005

Commission File Number 333-26999

ANVIL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3801705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

228 East 45th Street
New York, New York	10017
(address of principal	(Zip Code)
executive office)

Registrant’s telephone number (including area code) (212) 476-0300

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

☒   Yes      ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is an accelerated filer  ☐ Yes     ☒  No

At April 15, 2005 there were 390,000 of the registrant’s Class B Common Stock, $0.01 per share par value (the “Class B Common”) held by non-affiliates.  At such date, there was no established trading market for these shares.

At April 15, 2005, there were 290,000 shares of the registrant’s Class A Common Stock, $0.01 per share par value (the “Class A Common”) and 3,600,000 shares of Class B Common outstanding.

Documents Incorporated by Reference:

Those portions of the Combined Information Statement for the Company’s 2005 Annual Meetings of Stockholders (the “Information Statement”) are incorporated herein by reference in Part III, Items 11, 12, 13 and 14.

PART I

Item 1. Business.

Corporate Structure

As used herein, the “Company” refers to Anvil Holdings, Inc. (“Holdings”), including, in some instances,  its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation (“Anvil”), and its other subsidiaries, as appropriate to the context.

The Company’s current capital structure is the result of a 1997 recapitalization (the “Recapitalization”) pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, “BRS”) purchased new common stock; (iii) 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, “399 Venture”) and certain members of Management of the Company (the “Management Investors”) reinvested a portion of their shares of capital stock of the Company in exchange for newly issued common stock; and (iv) 399 Venture exchanged a portion of its capital stock for Senior Exchangeable Preferred Stock and new common stock.  During fiscal 2003, 399 Venture transferred its holdings in the Company to an affiliate, Court Square Capital, Ltd (“Court Square”).

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000,000, 13% Senior Exchangeable Preferred Stock, due 2009 and (ii) 390,000 shares of Class B common stock (the “Units Offering”).  Additionally, Anvil sold $130,000,000 of 10-7/8% Senior Notes due 2007 (“Senior Notes”) in connection with the Recapitalization.

The Company’s fiscal years end on the Saturday closest to January 31.  Accordingly, when referring to the Company’s fiscal years in this report, “fiscal 2004” refers to the year ended January 29, 2005, “fiscal 2003” refers to the year ended January 31, 2004, etc.

General

The Company is a leading designer, manufacturer and marketer of high quality activewear for sale principally into the “imprinted” or “decorated” segment of the U.S. apparel industry.  The Company offers an extensive line of activewear products designed for men, women and children, including short and long sleeve T-shirts, sport shirts and niche products, all in a variety of styles and fabrications.  These activewear products are supplemented with caps, towels, robes and bags.  The Company markets and sells its products primarily to distributors, screen printers and private label brand owners. The Company’s brands include the Anvil, Cotton Deluxe, chromaZONE and TowelsPlus brand names and the Anvil logo.  Prior to their ultimate resale to the consumer, the Company’s products typically are printed or embroidered with logos, designs or characters.  The Company believes that successful marketing of its products is accomplished by:  (i) maintaining a broad range of high quality goods; (ii) strong relationships with customers and suppliers; (iii) flexible, vertically integrated manufacturing operations; (iv) commitment to controlling costs and improving manufacturing processes; and (v)  taking advantage of the continuing growth of the activewear market.

The Company offers high quality activewear in a variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively as well as to serve the traditional T-shirt market segment.  The Company works closely with its customers to meet their needs for style and color requirements. The Company continues to compete successfully by: (i) targeting niche products; (ii) responding quickly to market developments; (iii) regularly introducing new products; and (iv) providing a broad range of products. In addition, the Company continues to make significant investments to maintain and modernize its manufacturing and distribution facilities and to seek methods to improve quality, increase efficiency, reduce costs, manage inventories and shorten production cycles.

Business Strategy

The Company’s objective is to increase net sales and improve results of operations by implementing the following key elements of its business strategy:

Offer a Broad Range of High Quality Products.  The Company will continue to offer high quality activewear in a variety of styles, colors, fabric weights and blends, enabling it to serve a broad number of market niches effectively.  The Company will continue to expand its product offerings and to broaden its position in the imprinted/decorated product market by offering products to supplement its traditional activewear business.

Enhance and Expand Customer Relationships. The Company continually seeks to strengthen and expand its customer relationships by promoting the Company’s: (i) broad product offerings; (ii) ability to design customized products; (iii) quick, reliable delivery; and (iv) ability to accommodate modifications to customer orders. The Company’s direct salesforce focuses on developing strong relationships with distributors, and enhancing “pull through” with the distributors’ customers.  In fiscal 2004, sales to domestic distributors accounted for approximately 77% of the Company’s net sales.  In the Company’s experience, distributors typically place larger orders, purchase a broader product mix, maintain higher inventory levels and develop more predictable order and re-order patterns than certain of its other customers.  Nevertheless, the Company continues to actively seek to broaden its customer base.  The Company estimates that distributors resell products to more than 30,000 smaller screen printers, embroiderers and other customers.  The Company’s broad product offerings have enabled it to more effectively service its customers and satisfy their disparate preferences.

Maintain Flexible, Vertically Integrated Manufacturing Operations. The Company is a vertically integrated manufacturer (i.e., performing substantially all of the manufacturing processes required to produce most of its products) which knits (exclusively from purchased yarn), bleaches, dyes, finishes, cuts and sews its activewear products at its manufacturing facilities.  The Company believes that being vertically integrated allows it to maintain a competitive cost structure, minimize delivery time and provide consistent, high quality products.  The Company’s manufacturing efficiency enables it to provide its customers with low cost, quality products.

Continue to Control Costs and Improve Manufacturing. The Company continues to make capital expenditures to maintain and modernize its manufacturing and distribution facilities and explore methods to improve quality, increase efficiency, reduce costs, manage inventories and shorten production cycles.  The Company believes it can improve its operating results by maximizing the use of offshore operations and continually improving its manufacturing processes.  Through a subsidiary, the Company has recently occupied a new leased cut and sew facility in Nicaragua and plans are underway for the leasing of a new Honduran textile facility.

Capitalize on the Growth of the Activewear Market.  The Company believes that sales of activewear products have been, and will continue to be driven by consumer preference for comfortable apparel selections and the continuing emphasis on physical fitness.  In addition, continuing general economic growth is expected to enhance the corporate promotional business, a significant segment of the Company’s ultimate customer base.

Products

The Company’s activewear products, which are designed for men, women and children, include short and long sleeve T-shirts, sport shirts and niche products, all in a variety of styles and fabrications.  These activewear products are supplemented with caps, towels, robes and bags.  This broad array of products is marketed and sold by the Company under its Anvil, Cotton Deluxe, chromaZONE and TowelsPlus brand names and the Anvil logo. Prior to their ultimate resale to the consumer, the Company’s products typically are imprinted or embroidered with logos, designs or characters.

Major Product Categories

The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This one segment consists of several major product categories as follows:

Basic T-shirts comprise the Company’s principal source of revenues, accounting for approximately 55% of net sales in fiscal 2004.  Ladies Apparel includes fashion T-shirts and tank tops for women.  Sport Shirts include short and long sleeve collared shirts for men.  Niche Products represent the Company’s specialty items such as baseball shirts, “ringers,” sleeveless T-shirts, athletic shorts and collarless shirts.  Accessories are caps, towels, robes and bags, all of which the Company sources as finished products.

Sales and Marketing

The Company sells its products primarily through a direct salesforce aided by a sales support staff and the Company’s marketing department.

The Company seeks to differentiate itself from other activewear manufacturers by also marketing niche products to its customers and encouraging its customers to purchase a broader product mix.  However, over the past few years, demand for low-priced basic T-shirts has increased, which has caused the T-shirt category to grow as a percentage of the Company’s sales.

Management continues to believe that offering higher priced products with more style elements to its customers has helped the Company to compete more effectively and to service the large and middle-tier wholesale T-shirt distributor market.  Nevertheless, in order to keep up with changing market dynamics, Management continues to expand and diversify its customer base.

Customers

The Company markets its products primarily to distributors, a wide range of screen printers and private label customers.  The Company also sells a small percentage of its products directly to retailers.  The Company currently services over 200 customers, 20 of which account for approximately 83% of the Company’s net sales.  As a result of the recent combination of three distributors (Broder Brothers, Alpha Shirt Company and NES Clothing Company) into a single entity, Broder Bros., Co., now accounts for approximately 41% of the Company’s business, based upon net sales for fiscal 2004.  No other individual customer accounted for more than 10% of the Company’s net sales during fiscal 2004.

Raw Materials

The Company’s primary raw material is cotton yarn. The Company does not spin its own yarn.  Instead, the Company purchases substantially all of its yarn pursuant to purchase orders from a number of domestic spinners.  One individual spinner accounted for approximately 42% of the Company’s purchased yarn in fiscal 2004.  The vast majority of the yarn used by the Company is readily available and can be purchased from a number of sources.  Management believes that market concentration by spinners may have a long-term impact on the availability and pricing of domestic yarn.  To date, despite some concentration, there has been no adverse effect on the Company’s ability to obtain yarn.

The Company determines the size of its purchase orders for yarn based on its estimate of future yarn prices and levels of supply.  Purchase orders can be for quantities of yarn ranging from 30 days’ to a six-month supply.

Other raw materials purchased by the Company include dyes and chemicals used in the dyeing and bleaching of fabrics.

Competition

The imprinted activewear segment of the apparel market includes a number of significant competitors and the activewear segment of the industry overall is extremely competitive. Competition in this segment of the apparel industry is generally based upon price, quality, customer service and breadth of product offerings. In response to market conditions and industry-wide adjustments in price, the Company reviews and adjusts its product offerings and pricing structure on an ongoing basis.

The Company’s principal competitors include several domestic and foreign manufacturers of activewear, some of which are larger and have greater financial and other resources than the Company.  Increased competition has caused many domestic apparel manufacturers to move their manufacturing operations offshore to lower costs.  The Company currently performs all of its cutting and sewing activities offshore and, as mentioned above, has plans to begin textile operations offshore.

The Company provides its customers with a broad array of branded and private label niche products at competitive prices on a timely basis.  The Company believes that its overall turnaround time is well-regarded in the industry and provides a competitive advantage.  The Company also believes that its strategy of offering a broader product mix including higher quality, niche products, and use of lower-cost offshore manufacturing operations, should enable it to continue to compete effectively in its industry market segment.  At the same time, emphasis continues to be placed on finding reliable lower-cost sources of finished products from outside manufacturers.

Historically, the Company has benefited from quotas and tariffs imposed by the United States on the importation of apparel. The Uruguay Round of GATT, which became effective on January 1, 1995, requires a complete phase-out of all existing quotas over a ten-year period.  Accordingly, all quotas were phased out at the beginning of 2005 for World Trade Organization member states.  The Company is still assessing the effects of GATT implementation, including any actions the U.S. Government might take to ameliorate the impact of a possible influx of textile products from China.  In addition, the Company continues its own exploration of sources for its products in the Far East and elsewhere.

Under the United States-Caribbean Basin Trade Partnership Act (the “Act”), effective October 1, 2000,  quotas and duties were eliminated on apparel imported from certain Caribbean basin countries, provided such apparel is made from U.S. fabric (made from U.S. yarn) formed and cut in the United States.  The same exemption from quotas and duties applies to apparel made from U.S. fabric (made from U.S. yarn) cut in a Caribbean basin country if U.S. thread is used.  This Act also exempts a limited amount of knit apparel (other than outerwear T-shirts) made from regional fabric (made from U.S. yarn), and T-shirts  (other than underwear T-shirts) using fabric (made from U.S. yarn) formed in a Caribbean basin country.

Employees

At January 29, 2005, the Company, including its offshore subsidiaries, employed a total of 3,832 people (168 full-time salaried employees and 3,664 full-time and part-time hourly employees) in the following areas:  manufacturing and distribution: 3,711; finance and administration: 74; and sales and marketing: 47.  Of the Company’s 3,832 employees, 923 are employed in the United States and 2,909 at offshore locations.

None of the Company’s employees is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Intellectual Property

The Company generally applies for registration of its material trademarks and trade names in the United States and certain foreign countries.  The Company believes that it has developed strong brand awareness among its targeted customer base and as a result regards its brand names as valuable assets.

Environmental Matters

The Company, like other apparel manufacturers, is subject to federal, state and local environmental and occupational health and safety laws and regulations. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company believes that any noncompliance is unlikely to have a material adverse effect on the financial condition or results of operations of the Company. The Company has made, and will continue to make, expenditures to comply with environmental and occupational health and safety requirements. The Company currently does not anticipate material capital expenditures for environmental control equipment in fiscal 2005 or beyond.  As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company’s properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company’s properties, the Company may be held liable. While the amount of such liability could be material, the Company endeavors to conduct its operations in a manner that reduces such risks.

In 1990, Winston Mills, Inc., a subsidiary of McGregor Corporation (“McGregor”) and a predecessor of the Company, entered into an Administrative Order on Consent (“AOC”) with the North Carolina Department of Environment, Health and Natural Resources (“DEHNR”) concerning certain groundwater contamination discovered at its Asheville, North Carolina facility. Since that time, McGregor, through Culligan International Company (“Culligan”), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates range from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility’s hazardous waste permit and Culligan has guaranteed McGregor’s obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the acquisition of the Anvil business (the “Acquisition”).  This indemnity is guaranteed by Culligan and by Astrum International Corp. (now known as Samsonite Corporation), an affiliate of McGregor, in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR.  McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition.  The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company.  McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition.  Culligan and Samsonite have also guaranteed McGregor’s obligations under these indemnities.

Item 2.  Properties.

The Company conducts its operations principally through four manufacturing facilities and a centralized distribution center.  The Company utilizes a vertically integrated manufacturing process (i.e., performing substantially all of the manufacturing processes required to produce its products) with fabric being knit, bleached or dyed, from purchased yarn, at its domestic textile facility, and then cutting and sewing such fabric at its offshore facilities.  The Company utilizes offshore and domestic contractors as it deems necessary.  Cottontops operates a garment dye house in North Carolina.

Textile Facility Operations.  The Company conducts textile operations at its owned facility located in Asheville, North Carolina.  Yarn is received at the textile facility, where circular knitting machines knit the yarn into tubes of basic fabric constructions, while flat and circular knitting machines are used to knit collars.  The tubes of fabric correspond in weight and diameter to the various styles and sizes required to make the Company’s activewear products.  The knitted fabric is then batched for bleaching or dyeing. Substantially all of the Company’s activewear products are either bleached to remove the color of natural cotton or dyed for colored products.  The Company’s textile facility contains computerized controls, dye simulators and spectrometers and modern jet vessels to assist the Company in maintaining an efficient and quality controlled environment for the dyeing and bleaching process.  The Company’s textile facility operated at approximately 87% of capacity during fiscal 2004.

Cutting and Sewing Facilities.  Cutting and sewing is conducted at leased facilities located in Honduras, El Salvador and Nicaragua and at offshore contractors.  Fabric produced at the Company’s textile facility is shipped to cutting facilities where it is cut and then transferred to the sewing facilities for assembly.  During fiscal 2004, cutting and sewing facilities operated near capacity.

Distribution Operations.  The Company performs substantially all of its distribution functions at its owned centralized distribution facility located in Dillon, South Carolina.  This centralized distribution facility enables the Company to provide efficient and responsive customer service and to efficiently manage inventory.

The following table sets forth certain information regarding the Company’s facilities:

		APPROX. SQ.

LOCATION

PRINCIPAL USE

FT.

OWNED/LEASED

New York, NY	Executive Offices	19,000	Leased(1)

Asheville, NC

Textile Facility

225,000

Owned

Farmville, NC	Office & Warehouse	83,000	Leased(2)
Farmville, NC	Dye House	43,000	Leased(2)

Dillon, SC

Distribution

660,000

Owned

Honduras	Sewing	63,000	Leased(3)
	Cutting	82,000	Leased(4)
El Salvador	Cutting & Sewing	143,000	Leased(4)

Nicaragua

Cutting & Sewing

87,000

Leased(5)

Germany

Office & Distribution

14,000

Leased(2)

(1) The lease for the Company’s executive office space expires in 2008.

(2) The lease for this facility expires in 2007.

(3) The lease for this facility expires in 2005

(4) The lease for this facility expires in 2006

(5) The lease for this facility expires in 2010

As a result of the 2003 consolidation of its textile operations into its Asheville facility, a Company-owned 225,000 square foot former textile facility in Kings Mountain, North Carolina is not being utilized and the Company is attempting to dispose of it.

Management estimates that capital expenditures in the next two fiscal years will aggregate approximately $6,000,000 annually, exclusive of the planned textile facility in Honduras.  The Company considers its owned and leased facilities and equipment to be in good condition and suitable and adequate for the Company’s current operations.

Periodically, as necessary, the Company contracts certain manufacturing operations to outsiders.  Management considers this ordinary industry practice and foresees no material risks in continuing this policy as necessary.

Information Technology.  The Company continues its commitment to the growth and modernization of its information technology systems through the upgrading of both its purchased and in-house developed systems and equipment.  This fiscal year’s activities include major upgrades to several of the Company’s purchased systems which support distribution, planning and textiles.  The Company has completed installation of the “High Availability” project in Honduras.  “High Availability” is a backup system for both equipment and software that ensures constant data and processing access for all Company operations.  Implementation of similar backup systems in Dillon, Asheville, and Nicaragua are scheduled for completion during fiscal 2005.  In the first quarter of fiscal 2005, the Company completed the automation of its cutting facilities using radio frequency to track production from receipt of roll goods to sewing.

The Company will continue expanding its internet technology and, to date, has established three new websites.  Two of the websites were created for large customers to track such information as their inventory position, order status and invoicing. The third website was developed for the Company’s sales force to check order status, request pricing information and submit call reports.  The Company has installed hardware and contracted satellite communications service between its offshore and domestic locations.

The Company’s advance order entry, allocation and customer service systems tie into its warehouse management system using radio frequency and its customers’ ARS (Automatic Replenishment System) and EDI (Electronic Data Interchange) systems.

The Company’s planning and scheduling system has allowed it to optimize available manufacturing resources (textile and garment) which has helped to reduce lead times and inventories and has improved the timeliness of deliveries. The system is driven by the Company’s in-house forecasting system as well as by customer orders.  Cottontops’ garment dye business has been integrated into the Company’s Information Technology system.

The Company upgraded its security level, as part of the “High Availability” project, on all AS/400 equipment, which should provide the Company with significantly more protection against external and internal security threats.

Item 3.  Legal Proceedings.

The Company is a party to various litigation matters incidental to the conduct of its business.  The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.  See Item 1. “Business—Environmental Matters,” above.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any of the Company’s common equity securities.  At April 15, 2005 there were 36 record holders of the Class A Common and 36 record holders of the Class B Common.  All of Anvil’s issued and outstanding capital stock is owned by Holdings.

Item 6.  Selected Financial Data.

SELECTED HISTORICAL FINANCIAL DATA

(In Thousands, Except Per Share Data)

Set forth below are the selected historical financial data of the Company as of the dates and for the periods shown.  The selected historical statement of operations data of the Company for fiscal years 2002 through 2004 and the balance sheet data for fiscal years 2003 and 2004  have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, whose report thereon appears under “Item 8. Financial Statements and Supplementary Data.”  The selected historical statement of operations data of the Company for fiscal years 2000 and 2001 and the balance sheet data for fiscal years 2000 through 2002 have been derived from audited consolidated financial statements which are not included herein.  Holdings has no independent operations apart from its wholly owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year Ended
	February 3,	February 2,	February 1,	January 31,	January 29,
	2001	2002	2003	2004	2005
	[Fiscal 2000]	[Fiscal 2001]	[Fiscal 2002]	[Fiscal 2003]	[Fiscal 2004]
	(53 Weeks)
Statement Of Operations Data:

Net sales	$216,537	$199,661	$224,329	$191,222	$192,358
Cost of goods sold	153,805	152,557	168,168	163,267	153,869

Gross profit	62,732	47,104	56,161	27,955	38,489
Selling, general and administrative expenses	23,939	23,520	24,117	24,444	24,927
Amortization of intangible assets	1,306	1,338	619	313	286
Goodwill impairment	—	—	—	19,416	—
Operating income (loss)	37,487	22,246	31,425	(16,218)	13,276
Other expense:
Interest expense(1)	14,903	14,636	14,165	14,431	21,627
Other expense - net, principally amortization of debt expense	1,189	759	534	972	1,081
Income (loss) before provision (benefit) for income taxes	21,395	6,851	16,726	(31,621)	(9,432)
Provision (benefit) for income taxes	9,050	2,404	6,089	(13,297)	(803)
Net income (loss)	$12,345	$4,447	$10,637	$(18,324)	$(8,629)
Pro forma net income (loss) assuming retroactive application of SFAS No. 150(1)	$6,169	$(663)	$7,163	$(24,415)	$(8,629)

EBITDA(2)	$45,340	$30,652	$41,663	$11,772	$20,141

Balance Sheet Data (at end of period):
Cash and cash equivalents	$6,838	$11,931	$9,933	$1,451	$4,682
Total assets	153,324	145,725	148,850	131,340	126,132
Total debt (including preferred Stock in fiscal 2004) (1)	135,236	133,281	131,326	146,057	195,483
Preferred stock (liquidation value)	48,486	51,436	43,033	49,124	—
Total stockholders’ deficiency	(67,739)	(68,402)	(61,236)	(85,639)	(94,273)

Earnings (loss) per share data:

	Fiscal Year Ended
	February 3,	February 2,	February 1,	January 31,	January 29,
	2001	2002	2003	2004	2005

Basic and Diluted Income (Loss) Per Common Share: (3)
Class A Common Stock	$19.14	$19.34	$23.90	$18.64	$25.94
Class B Common Stock	$0.17	$(1.75)	$0.06	$(8.27)	$(4.48)
Weighted average shares used in computation of basic and diluted income (loss) per share:
Class A Common	290,000	290,000	290,000	290,000	290,000
Class B Common	3,590,000	3,590,000	3,592,000	3,604,000	3,602,000

(1)  Pursuant to SFAS No. 150, effective at the beginning of fiscal 2004, the Company began classifying its mandatorily redeemable preferred stock (the “Preferred Stock”) as a liability and the related dividends and accretion as interest expense.  Prior thereto, the Company classified the Preferred Stock on its balance sheet between liabilities and equity and the related dividends and accretion as a reduction in equity not included as an element of interest expense.  Restatement of prior periods is not permitted when applying SFAS No. 150.  The pro forma amounts represent what the reported net income would have been if SFAS No. 150 had been in effect for all the periods presented; i.e., reporting the dividends and accretion on the Preferred Stock as interest expense as well as including gains on the purchase of the Preferred Stock as an element of the Company’s results of operations.  There was no effect on the Company’s report earnings (loss) per common share as the result of the adoption of SFAS No 150.

(2)  EBITDA is defined as operating income plus depreciation and amortization and certain other non-cash charges.  EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company’s ongoing operating activities as it reflects earnings trends of the Company.  In addition, Management believes EBITDA is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA does not take into account the Company’s debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.  EBITDA has been computed as follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002	Fiscal 2003	Fiscal 2004
Net income (loss)	$12,345	$4,447	$10,637	$(18,324)	$(8,629)
Add back:
Provision (benefit) for income taxes	9,050	2,404	6,089	(13,297)	(803)
Interest expense	14,903	14,636	14,165	14,431	21,627
Other expenses (non-operating)	1,189	759	534	972	1,081
Operating income (loss)	37,487	22,246	31,425	(16,218)	13,276
Add: Depreciation of fixed assets	6,547	7,068	9,619	8,261	6,579
Amortization of intangible assets	1,306	1,338	619	313	286
Goodwill impairment	—	—	—	19,416	—
EBITDA	$45,340	$30,652	$41,663	$11,772	$20,141

(3)  See Note 11 to Financial Statements, included elsewhere herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information with respect to the results of operations of the Company for each of the three fiscal years in the period ended January 29, 2005.  The following information should be read in conjunction with Item 6. “Selected Financial Data” and the consolidated financial statements and the notes thereto included elsewhere herein.

Critical Accounting Policies And Estimates

The Company’s significant accounting policies are more fully described in Note 3 to the consolidated financial statements, included elsewhere herein.  The application of accounting policies require judgement by Management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgements are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant critical accounting policies include:

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

Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.  If required, based upon Management’s judgement, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided.  Although lower in fiscal 2004 than fiscal 2003, the Company’s markdowns reflect an increase during the last three fiscal years as the result of industry-wide lower selling prices for basic goods. While such markdowns have been within the range of Management’s projections, the Company cannot guarantee that it will continue to experience the same level of markdowns, or that markdowns taken will be adequately representative of any future declines in selling prices.

Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, through January 29, 2005, there were no adjustments to the carrying amount of long-lived assets resulting from the Company’s evaluation for any periods presented in the accompanying financial statements.

Results of Operations

The Company’s results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization.  Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company’s customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure as necessary in response to price changes.  The Company generally does not lead its competitors in pricing, but instead modifies its prices to the extent necessary to remain competitive with those set by its competitors.

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

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales, for the Company for each of the three fiscal years in the period ended January 29, 2005:

	Year Ended
	February 1, 2003	January 31, 2004	January 29, 2005
	[Fiscal 2002]	[Fiscal 2003]	[Fiscal 2004]

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.0	85.4	80.0
Gross profit	25.0	14.6	20.0
Selling, general and administrative expenses	10.8	12.8	13.0
Interest expense†	6.3	7.5	11.2

† Includes preferred dividends of $6,904,000 in fiscal 2004 as a result of adopting SFAS No. 150.  The prior fiscal years do not include such dividends as interest expense.  Interest expense on borrowings (excluding Preferred Stock)  for fiscal 2004 is  7.7% of net sales.

Other Data:

EBITDA (1)	$41,663,000	$11,772,000	$20,141,000
Percentage of net sales	15.4%	6.2%	10.5%

(1)EBITDA is defined as operating income plus depreciation and amortization and certain other non-cash charges.  EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company’s ongoing operating activities as it reflects earnings trends of the Company.  In addition, Management believes EBITDA is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA does not take into account the Company’s debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.  See “Item 6—Selected Financial Data,” above for the computation of EBITDA.

Fiscal Year Ended January 29, 2005 Compared to Fiscal Year Ended January 31, 2004

Net sales for the fiscal year ended January 29, 2005 amounted to $192,358,000 as compared to $191,222,000 for the prior fiscal year, an increase of $1,136,000.  Total units sold were approximately 3% less than the prior fiscal year, while the average selling price increased by approximately 3.7% for the same period.  The decrease in units sold is the result of the Company’s decision to reduce emphasis on sales of basic white T-Shirts, primarily during the second fiscal quarter.  This change is also the primary reason for the increase in average selling prices.

Gross profit for the fiscal year ended January 29, 2005 was $38,489,000 as compared to $27,955,000 in the prior fiscal year, an increase of $10,534,000 (37.7%).  Gross margin improved from 14.6% to 20.0% primarily as the result of the following factors, in the approximate amounts indicated: (i) lower costs related to textile conversion, cutting and sewing efficiencies ($12,500,000); (ii) favorable changes in selling prices ($1,500,000); and (iii) fewer markdowns ($2,000,000); partially offset by higher yarn prices ($5,500,000).

Selling, general and administrative expenses (including distribution expense) for the fiscal year ended January 29, 2005 increased $483,000 (2.0%), from $24,444,000 in the prior fiscal year to $24,927,000 in the fiscal year ended January 29, 2005.  As a percentage of sales, these expenses were approximately 13% in each fiscal year.  Incentive compensation for both selling and administrative personnel was approximately $500,000 greater in the current fiscal year than the prior fiscal year, due to the improved operating profit; professional fees increased approximately $250,000; and the Company experienced an increase in expenses of $200,000 relating to its European distribution operation.  These increases were partially offset by reduced advertising expenses and lower distribution costs due to fewer units being shipped.

Interest expense increased $292,000 (2.0%) in the current fiscal year ended January 29, 2005  as compared to the prior fiscal year.  The increase is the result of higher interest rates during the current fiscal year and higher average borrowings on the Company’s revolving credit facility.  Also, pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (see Note 13 to the financial statements), in the current fiscal year, the Company began classifying dividends and accretion on its Redeemable Preferred Stock ($6,904,000 in the current fiscal year) as interest expense.

Benefit for income taxes reflects a significantly lower effective tax rate than in previous fiscal years because the aforementioned preferred dividends of $6,904,000 for the fiscal year ended January 29, 2005, although now classified as interest expense for accounting presentations, remain non-deductible for Federal and state tax purposes.

Analysis of Cash Flow Data

Cash provided by operating activities was $14,507,000 in the current fiscal year, while in the prior fiscal year, the Company used $19,451,000 in its operating activities.  The improvement of nearly $34,000,000 is primarily the result of (i)  an increase in operating earnings of nearly $10,000,000 (exclusive of the fiscal 2003 goodwill impairment charge); (ii) a decrease in inventories of approximately $2,300,000 for the current fiscal year as compared to an increase in inventories of approximately $9,000,000 during the prior fiscal year; (iii) a net change in prepaid and refundable income taxes of $7,500,000; and (iv) other changes in working capital due primarily to timing of receipts and disbursements.

Cash used in investing activities was approximately $1,000,000 more in the fiscal year ended January 29, 2005 compared to the prior fiscal year, representing the Company’s net investments in capital equipment.

Cash used in financing activities was $6,992,000 in the fiscal year ended January 29, 2005.  This compares to cash provided by financing activities of $14,341,000 in the prior fiscal year.  The Company completed repayment of its Term Loan in April 2004, and accordingly expended $1,759,000 less in Term Loan payments in the current fiscal year than the prior fiscal year.  During the current fiscal year the Company reduced its borrowings on its revolving credit line by $6,406,000, whereas there was a net increase in such borrowings of $16,686,000 in the prior fiscal year.

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

Gross profit for the fiscal year ended January 31, 2004 amounted to $27,955,000 as compared to $56,161,000 for the fiscal year ended February 1, 2003.  The decline of $28,206,000 (50.2%) is the result of the following factors in the amounts indicated:  (i)  lower selling prices—$23,400,000 (including approximately $2,000,000 from an unfavorable change in product mix);  (ii)  higher yarn prices—$5,000,000; and (iii) decline in sales volume—$2,400,000.  The foregoing factors were partially offset by higher expenses in the fiscal year ended February 1, 2003 relating to relocation, consolidation and integration of the Company’s textile manufacturing facilities.

Selling, general and administrative expenses (including distribution expense) for the fiscal year ended January 31, 2004 increased $327,000 (1.4%) as compared to the prior fiscal year.  As a percentage of sales, these expenses increased to 12.8% in the fiscal year ended January 31, 2004 from 10.8% in the fiscal year ended February 1, 2003.  Advertising expense for the fiscal year ended January 31, 2004 was approximately $1,000,000 greater than the prior fiscal year.  However, this increase was partially offset by reduced incentive compensation related to both selling and administrative personnel.

Interest expense increased $266,000 (1.9%) in the current fiscal year ended January 31, 2004 compared to the prior fiscal year.  The increase is the result of the Company’s need for additional borrowing under its Revolving Credit Facility during the fiscal year ended January 31, 2004, while lower borrowings were required during the prior fiscal year.

Amortization of intangible assets declined by $306,000 because by the end of the first fiscal quarter of the fiscal year ended January 31, 2004, the Company had fully amortized a covenant not to compete which had been valued at $1,000,000 and was being amortized over a three year period.

As described in Note 6 to the financial statements included elsewhere herein, the Company wrote off  $19,416,000 of goodwill in the fiscal year ended January 31, 2004.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of  $3,708,000 and $4,333,000 in the fiscal years ended January 31, 2004 and January 29, 2005, respectively.  Management estimates that capital expenditures in the next two fiscal years will aggregate approximately $6,000,000 annually, exclusive of the planned expansion of its textile facility in Honduras.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

The Company’s principal working capital requirements are financing accounts receivable and inventories.  The Company also expended $13,201,000 through the fiscal year ended February 1, 2003 to acquire a portion of its Redeemable Preferred Stock.

At January 29, 2005 the Company had net working capital of $55,766,000 comprised of $4,682,000 in cash and cash equivalents, $28,366,000 of accounts receivable, $50,206,000 of inventories and $7,517,000 of other current assets, less revolving credit borrowings of $10,280,000 and accounts payable and other current liabilities of $24,725,000.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the “Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725,000 repayable in quarterly principal installments of $586,000, the last of which was made in April 2004.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Cottontops guaranty amounts due under the Loan Agreement.  Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At January 29, 2005, there was $10,280,000 outstanding under the Revolving Credit Facility bearing interest at 5.5%.  While on the same date, the Company had cash on hand of $4,682,000, it should be noted that both the Company’s Revolving Credit borrowings and its cash position are subject to daily fluctuations based on numerous factors such as collections, operating expenses and capital expenditures.

The Senior Notes are in the principal amount of $130,000,000, bearing interest at 10-7/8%, and are due on March 15, 2007.  The Senior Note Indenture restricts, among other things, Anvil’s and certain of its subsidiaries’ ability to pay dividends or make certain other “restricted” payments (except to the extent, among other things, the restricted payments are less than 50% of the Consolidated Net Income of Anvil [as defined therein]), to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make certain investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets.

Holdings has no independent operations with its sole asset being the capital stock of Anvil, which stock is pledged to secure the obligations under the Loan Agreement.  As a holding company, Holdings’ ability to pay cash dividends on the Senior Preferred Stock or, if issued, principal and interest on the debentures into which the Senior Preferred Stock is convertible (the “Exchange Debentures”) is dependent upon the earnings of Anvil and its subsidiaries and their ability to declare dividends or make other intercompany transfers to Holdings.  Under the terms of the Senior Note Indenture, Anvil may incur certain indebtedness pursuant to agreements that may restrict its ability to pay such dividends or other intercompany transfers necessary to service Holdings’ obligations, including its obligations under the terms of the Senior Preferred Stock and, if issued, the Exchange Debentures. Neither the Senior Note Indenture nor the Loan Agreement restricts Anvil’s subsidiaries from declaring dividends or making other intercompany transfers to Anvil.

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

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of January 29, 2005 is as follows:

	Less Than
Contractual Obligations	1 Year	1-3 Years	4-5 Years	Total

Long-term debt		$130,000,000		$130,000,000
Operating leases	$2,787,000	3,310,000	$352,000	6,449,000
Redeemable Preferred Stock			96,197,000	96,197,000
Total	$2,787,000	$133,310,000	$96,549,000	$232,646,000

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which will supersede Emerging Issues Task Force Consensus No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan.

SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.

Forward-Looking Information

The Company’s results of operations have been significantly affected by industry-wide fluctuations in selling prices.  Although average selling prices increased slightly in fiscal 2004, overall, such prices have declined significantly over the last several years.  Management continues its efforts to reduce costs and improve manufacturing efficiencies.  Although the Company believes that prices have stabilized, Management cannot predict the future effects of numerous economic factors such as GATT implementation and the impact of a possible influx of textile products from China.  Accordingly, Management is continually seeking to diversify and expand the Company’s customer base and also to place increased emphasis on the sale of goods sourced as finished products.  While no assurances can be given, Management believes that these initiatives will enable the Company to meet the challenges of future price fluctuations, if any.

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

The foregoing factors could affect the Company’s actual results and could cause the Company’s actual results during fiscal 2005 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.  The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company believes that its potential exposure to market risk is not material.

Item 8.  Financial Statements and Supplementary Data.

See page F-1, Index to Financial Statements, included elsewhere herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of January 29, 2005 and concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to January 29, 2005.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

With respect to the directors of the Company, the information required by Item 10 of Form 10-K appears on pages 1 through 4 of the Information Statement, and is incorporated herein by reference.

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers and key employees of the Company.

EXECUTIVE OFFICERS AND

CERTAIN KEY EMPLOYEES OF ANVIL

The following sets forth certain information with respect to the executive officers and certain key employees of Anvil.

Name	Age(1)	Position

Bernard Geller	71	Chief Executive Officer, Chairman of the Board

Anthony Corsano	45	President and Chief Operating Officer

Jacob Hollander	63	Executive Vice President, Chief Administrative Officer, Secretary, General Counsel and Director

William H. Turner	57	Executive Vice President of Manufacturing

Frank Ferramosca

50

Executive Vice President of Finance, Chief Financial Officer

(1)          All ages are as of December 31, 2004.

Bernard Geller has served as the Chief Executive Officer of Anvil, President of Holdings, and has been a Director of Anvil and Holdings since February 1995.  Since March 1997, Mr. Geller has served as Chairman of the Board of Anvil and Holdings and from July 1997 to February 28, 2001,  as President of Anvil.

Anthony Corsano has served as President and Chief Operating Officer of Anvil since February 28, 2001.  Prior thereto, he served as Executive Vice President of Sales and Marketing of Anvil for more than five years.

Jacob Hollander has served as Executive Vice President, Chief Administrative Officer, Secretary and General Counsel of Anvil and Vice President, Secretary and General Counsel of Holdings since February, 1995. Since March, 1997, Mr. Hollander has served as a Director of Anvil and Holdings.

William H. Turner has served as Executive Vice President of Manufacturing of Anvil since February 1995.

Frank Ferramosca was employed by Anvil in April 2004 as Executive Vice President of Finance and became Vice President of Finance of Holdings in May 2004.  In March 2005, he was appointed Chief Financial Officer of both Anvil and Holdings.  A Certified Public Accountant (State of New York), Mr. Ferramosca served as Senior Vice President of Operations Planning for Sony Electronics Inc. from 2000 to 2004.  From 1996 to 2000, Mr. Ferramosca, served as Senior Vice President of Finance and Administration for the Consumer Audio and Video Group of Sony Electronics Inc.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K appears on pages 6 through 9 of the Information Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K appears on pages 10 through 12 of the Information Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K appears on pages 12 and 13 of the Information Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears on page 6 of the Information Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

 (a) Documents filed as part of this report:

1.  The financial statements required to be filed hereunder are listed on page F-1

2.  The financial statement schedules required to be filed hereunder are listed on page F-1

3.  Exhibits filed as part of this report:

No.	Description
21	Subsidiaries of Holdings.

31.1	Certification of Principal Executive Officer pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

31.2	Certification of Principal Financial Officer pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

(b)  Additional exhibits (previously filed as indicated):

No.	Description

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

4.3

Purchase Agreement, dated as of March 14, 1997, by and among Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), Wasserstein Perella securities, Inc. (“Wasserstein”), NationsBanc Capital Markets, Inc. (“NationsBanc”), Anvil and Holdings. (1)

4.4	Senior Indenture, dated as of March 14, 1997, by and among the Anvil, Holdings, Cottontops and the other Subsidiary Guarantors and United States Trust Company of New York, as trustee. (1)

4.5	10-7/8% Senior Notes and Guarantees.(1)

4.6	Series B 10-7/8% Senior Notes and Guarantees.(2)

4.7	Registration Rights Agreement, dated as of March 14, 1997, by and among Anvil, Holdings, Cottontops and DLJ, Wasserstein and NationsBanc, as Initial Purchasers.(1)

4.8	Loan and Security Agreement dated March 11, 1999 by and among Congress Financial Corporation, Anvil, Holdings and Cottontops. (5)

4.9	Term Promissory Note of Anvil dated March 11, 1999 payable to Congress Financial Corporation. (5)

4.10	Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Holdings. (5)

4.11	Pledge and Security Agreement dated March 11, 1999 between Congress Financial Corporation and Anvil. (5)

10.1	Employment Agreement, dated as of January 30, 2001, by and between Anvil and Bernard Geller.(6)

10.2	Employment Agreement, dated as of January 30, 2001 by and between Anvil and Anthony Corsano. (6)

10.3	Employment Agreement, dated as of January 30, 2001, by and between Anvil and Jacob Hollander.(6)

10.4	Employment Agreement, dated as of January 30, 2001 by and between Anvil and William H. Turner.(6)

10.5	Exchange Debenture Indenture, dated as of March 14, 1997, by and between Holdings and United States Trust Company of New York, as trustee.(1)

10.6	Registration Rights Agreement, dated as of March 14, 1997, by and between Holdings and DLJ, as the Initial Purchaser.(1)

10.7	Registration Rights and Securityholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture CCT II Partners, L.P. (“CCT”) and DLJ.(1)

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

10.12	Management Agreement dated November 3, 1998 among Anvil, Holdings, Cottontops and BRS. (5)

10.13	Management Agreement dated September 15, 2002 among Anvil, Holdings, Cottontops and CVC Management LLC. (8)

10.14	Letter Agreement effective as of February 1, 2004 amending and extending the Employment Agreement of Mr. Geller(9)

(1)          Previously filed with the Company’s Registration Statement and Amendments thereto on Form S-4 (SEC file No. 333-26999) and is incorporated herein by reference.

(2)          Previously filed with the Company’s Form 10-Q for the Quarter ended August 2, 1997, and is incorporated herein by reference.

(3)          Previously filed with the Company’s Form 10-K for the Year ended January 31, 1998, and is incorporated herein by reference.

(4)          Previously filed with the Company’s Form 10-Q for the Quarter ended October 31, 1998, and is incorporated herein by reference.

(5)          Previously filed with the Company’s Form 10-K for the Year ended January 30, 1999,  and is incorporated herein by reference.

(6)          Previously filed with the Company’s Form 10-K for the Year ended February 3,  2001 and is incorporated herein by reference.

(7)          Previously filed with the Company’s Form 10-K for the Year ended February 2, 2002 and is incorporated herein by reference.

(8)          Previously filed with the Company’s Form 10-K for the Year ended February 1, 2003 and is incorporated herein by reference.

(9)          Previously filed with the Company’s Form 10-K for the Year ended January 31, 2004 and is incorporated herein by reference.

(c)  None.

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
Jacob Hollander
Vice President and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Bernard Geller	Chairman of the Board	April 21, 2005
Bernard Geller	and Director (Principal

Executive Officer)

/s/ Jacob Hollander	Vice President, Secretary	April 21, 2005
Jacob Hollander	and Director

/s/ Frank Ferramosca	Vice President, Principal	April 21, 2005
Frank Ferramosca	Financial and Accounting
Officer

/s/ Bruce C. Bruckmann	Director	April 21, 2005
Bruce C. Bruckmann

/s/ Richard R. Leonard	Director	April 21, 2005
Richard R. Leonard

/s/ Richard D. Moss	Director	April 21, 2005
Richard D. Moss

/s/ David Wagstaff III	Director	April 21, 2005
David Wagstaff III

/s/ Anthony T. Williams	Director	April 21, 2005
Anthony T. Williams

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT:

The Registrant has not sent an annual report or proxy material to its security holders during the period covered by this report

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

 CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Anvil Holdings, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Anvil Holdings, Inc. and subsidiaries (the “Company”) as of January 31, 2004 and January 29, 2005, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the three fiscal years in the period ended January 29, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anvil Holdings, Inc. and subsidiaries as of January 31, 2004 and January 29, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for its redeemable preferred stock to conform to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective February 1, 2004.

DELOITTE & TOUCHE LLP

New York, New York

April 18, 2005

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 31,	January 29,
	2004	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,451	$4,682
Accounts receivable, less allowances for doubtful accounts of $1,165 and $1,188	28,496	28,366
Inventories	52,514	50,206
Prepaid and refundable income taxes	5,620	2,547
Deferred income taxes-current portion	3,137	3,605
Prepaid expenses and other current assets	1,411	1,365
Total current assets	92,629	90,771
PROPERTY, PLANT AND EQUIPMENT—Net	33,210	30,915
DEFERRED INCOME TAXES	1,479	897
INTANGIBLE ASSETS—Net	2,284	1,998
OTHER ASSETS	1,738	1,551
Total Assets	$131,340	$126,132

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$8,431	$7,308
Accrued expenses and other current liabilities	12,712	17,417
Revolving credit loan	16,686	10,280
Current portion of term loan	586	—
Total current liabilities	38,415	35,005
10-7/8% SENIOR NOTES	128,785	129,175
OTHER LONG-TERM OBLIGATIONS	655	197

MANDATORILY REDEEMABLE PREFERRED STOCK–Net of Treasury Holdings	49,124	56,028

STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $67,476 and $76,299)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,605,000 and 3,600,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,818	12,813
Accumulated deficit	(98,496)	(107,125)
Total Stockholders’ Deficiency	(85,639)	(94,273)
Total Liabilities and Stockholders’ Deficiency	$131,340	$126,132

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Fiscal Year Ended
	February 1,	January 31,	January 29,
	2003	2004	2005

NET SALES	$224,329	$191,222	$192,358
COST OF GOODS SOLD	168,168	163,267	153,869
Gross profit	56,161	27,955	38,489
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,117	24,444	24,927
AMORTIZATION OF INTANGIBLE ASSETS	619	313	286
GOODWILL IMPAIRMENT	—	19,416	—
OPERATING INCOME (LOSS)	31,425	(16,218)	13,276
INTEREST EXPENSE:
Interest on borrowings	14,165	14,431	14,723
Dividends and accretion on mandatorily redeemable preferred stock	—	—	6,904
Total interest expense	14,165	14,431	21,627

OTHER EXPENSE-NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	534	972	1,081

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	16,726	(31,621)	(9,432)

PROVISION (BENEFIT) FOR INCOME TAXES	6,089	(13,297)	(803)

NET INCOME (LOSS)	10,637	(18,324)	(8,629)
Less preferred stock dividends and accretion	(6,254)	(6,091)	—
Less Common A liquidation preference	(6,913)	(7,805)	(8,823)
Add gain on purchase of preferred stock	2,780	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$250	$(32,220)	$(17,452)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock	$23.90	$18.64	$25.94

Class B Common Stock	$0.06	$(8.27)	$(4.48)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Class A Common	290,000	290,000	290,000
Class B Common	3,592,000	3,604,000	3,602,000

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In Thousands)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class C

Balance at February 3, 2002	$3	$36	—	$12,803	$(81,244)	$(68,402)
Preferred stock dividends					(6,125)	(6,125)
Accretion of preferred stock					(129)	(129)
Gain on Purchase of Preferred Stock					2,780	2,780
Issuance of Class B Common Stock				3		3
Net income					10,637	10,637
Balance at February 1, 2003	3	36	—	12,806	(74,081)	(61,236)
Preferred stock dividends					(5,976)	(5,976)
Accretion of preferred stock					(115)	(115)
Issuance of Class B Common Stock				12		12
Net (loss)					(18,324)	(18,324)
Balance at January 31, 2004	3	36	—	12,818	(98,496)	(85,639)
Repurchase of Common Stock				(5)		(5)
Net loss					(8,629)	(8,629)
Balance at January 29, 2005	$3	$36	—	$12,813	$(107,125)	$(94,273)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	February 1,	January 31,	January 29,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,637	$(18,324)	$(8,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	9,619	8,261	6,579
Amortization of other assets	1,455	1,109	1,164
Deferred income taxes	(864)	(7,814)	114
Goodwill impairment	—	19,416	—
Preferred dividends (interest expense) payable on redemption	—	—	6,904
Changes in operating assets and liabilities:
Accounts receivable	512	(181)	130
Inventories	1,736	(8,911)	2,308
Prepaid and refundable income taxes	(164)	(4,411)	3,073
Prepaid expenses and other current assets	(767)	377	46
Accounts payable	6,917	(6,063)	(1,123)
Accrued expenses and other current liabilities	363	(2,857)	4,705
Other non-current obligations	—	—	(458)
Other—net	(685)	(53)	(306)
Net cash provided by (used in) operating activities	28,759	(19,451)	14,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,435)	(3,708)	(4,333)
Proceeds from sale of property and equipment	372	336	49
Net cash used in investing activities	(17,063)	(3,372)	(4,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit agreement	—	16,686	(6,406)
Repayments of Term Loan	(2,345)	(2,345)	(586)
Purchase of preferred stock	(11,349)	—	—
Net cash (used in) provided by financing activities	(13,694)	14,341	(6,992)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,998)	(8,482)	3,231

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,931	9,933	1,451

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,933	$1,451	$4,682
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,182	$14,431	$14,723
Net payments (refunds) of income taxes	$7,097	$(1,446)	$(4,122)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Redeemable Preferred Stock Issued in Lieu of Dividends	$1,591	—
Preferred Stock Dividends Payable in Cash and Accretion	$4,534	$5,976
Gain on purchase of preferred stock	$2,780	—

See notes to consolidated financial statements.

 ANVIL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share Data)

1.  THE COMPANY

As used herein, the “Company” refers to Anvil Holdings, Inc. (“Holdings”), including, in some instances,  its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation (“Anvil”), and its other subsidiaries, as appropriate to the context.  The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children, including short and long sleeve T-shirts, sport shirts and niche products, all in a variety of styles and fabrications.  These activewear products are supplemented with caps, towels, robes and bags. The Company markets and sells its products primarily to distributors, screen printers and private label brand owners, principally in the United States.  The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information.

2.  RECAPITALIZATION AND REFINANCING

The Company’s current capital structure is the result of a 1997 recapitalization (the “Recapitalization”) pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock; (ii) Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, “BRS”) contributed $13,063 for the purchase of new common stock; (iii) 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, “399 Venture”) and certain management investors reinvested a portion of their shares of  capital stock of the Company in exchange for newly issued common stock; and (iv) 399 Venture exchanged a portion of its capital stock for Senior Exchangeable Preferred Stock and new common stock.  During fiscal 2003, 399 Venture transferred its holdings in the Company to an affiliate, Court Square Capital, Ltd (“Court Square”).

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000, 13% Senior Exchangeable Preferred Stock due 2009 and (ii) 390,000 shares of Class B common stock (the “Units Offering”).  The Senior Exchangeable Preferred Stock was recorded at $27,656 representing the proceeds of $30,000, less $390 allocated to the Class B common stock and $1,954 of expenses attributable to the Units Offering.  Additionally, on March 14, 1997, Anvil sold $130,000 of 10-7/8% Senior Notes due March 14, 2007 (“Senior Notes”) in connection with the Recapitalization.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”).  Such financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of significant intercompany accounts and transactions.

Fiscal Year—The Company’s operations are on a “52/53-week” fiscal year ending on the Saturday closest to January 31.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The accounts requiring the use of significant estimates include, among others: accounts receivable, inventories, various income tax accounts, intangible assets and certain reserves.

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

Inventories—Inventories are stated at the lower of cost or market, with cost being determined primarily by the first-in, first-out (FIFO) method.

Intangible Assets—Intangible assets of the Company as of January 29, 2005 consist of trademarks  which are being amortized over their estimated useful life of 17 years and a covenant not to compete has been fully amortized over its three year term.  Goodwill (which was not being amortized) has been fully written off due to an impairment in value recorded as of January 31, 2004—see Note 6.

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

Deferred Financing Fees—Included in other assets are deferred financing fees ($1,247 and $1,064 at January 31, 2004 and January 29, 2005, respectively) which are being amortized over the term of the applicable obligations.

Stock Option Plan—The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards.  Had compensation cost been determined consistent with Statement of

Financial Accounting Standards No. 123,  Accounting for Stock-Based Compensation (“SFAS 123”), the effect on the Company’s results of operations would have been immaterial.

Revenue Recognition—Revenue is recognized at the time merchandise is shipped and title has passed.  Allowances for sales returns and discounts are provided when sales are recorded.

Income Taxes—Income taxes have been accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes.

Earnings Per Share—Basic and diluted income (loss) per share is computed based upon the average outstanding shares of Class A and Class B common stock.

Significant Customers—The Company has had one customer which accounted for approximately 20%, 33% and 41%, respectively, of the Company’s net sales for each of the three fiscal years in the period ended January 29, 2005.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which will supersede Emerging Issues Task Force Consensus No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 will affect the timing of the recognition of costs associated with an exit or disposal plan by requiring them to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.

4.  INVENTORIES

Inventories consist of the following:

	January 31,	January 29,
	2004	2005

Finished goods	$41,982	$38,807
Work-in-process	1,759	1,821
Raw materials and supplies	8,773	9,578
	$52,514	$50,206

5.  PROPERTY, PLANT AND EQUIPMENT- NET

 Property plant and equipment consists of the following:

	January 31,	January 29,
	2004	2005

Land	$1,446	$1,446
Buildings and improvements	19,476	19,531
Machinery, equipment, furniture and fixtures	61,866	58,789
	82,788	79,766
Less accumulated depreciation and amortization	(49,578)	(48,851)
	$33,210	$30,915

Depreciation expense for the fiscal years ended February 1, 2003, January 31, 2004, and January 29, 2005 was  $9,619, $8,261 and $6,579, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Effective at the beginning of the fiscal year ended February 1, 2003, the Company adopted the provisions of  SFAS No. 142, Goodwill and Other Intangible Assets.  The adoption of SFAS No. 142 required that the Company cease amortizing existing goodwill and also requires goodwill to be tested for impairment annually and when an event occurs indicating that it is possible an impairment exists.   Previously recorded amortization had amounted to $719 annually.  As of January 31, 2004, Management tested existing goodwill for impairment by comparing its carrying value with its fair value, which was estimated as a multiple of future cash flow.  Based on this comparison, the Company recorded an impairment of $19,416, representing the entire carrying amount of the Company’s existing goodwill.  The impairment resulted from an implied reduction in the Company’s fair value resulting from the reduced revenue and gross margin projections caused by a continuing industry-wide decline in selling prices for the Company’s basic goods.  The Company believes, however, that projected cash flows will be adequate to cover the carrying value of its trademarks which continue to be amortized.

Intangible assets being amortized consist of trademarks having an aggregate value of $4,858, less accumulated amortization of  $2,574 and $2,860 as of January 31, 2004 and January 29, 2005, respectively.  Amortization expense for these trademarks will be $286 in each future fiscal year.

7.              ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 31,	January 29,
	2004	2005
Accrued wages, fringe benefits and bonuses	$4,093	$4,567
Accrued interest payable	5,503	5,503
Other	3,116	7,347
	$12,712	$17,417

8.  CREDIT AGREEMENT

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving Credit Facility”).   The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725, repayable in quarterly principal installments of $586, the last of which was made in April 2004.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Cottontops, Inc., a wholly-owned subsidiary of Anvil (“Cottontops”) guaranty amounts due under the Loan Agreement.   Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At January 31, 2004 and January 29, 2005, there was $16,686 and $10,280 outstanding under the Revolving Credit Facility bearing interest at 4.25% and 5.5%, respectively.  The weighted average interest rate on borrowings under the Loan Agreement during the fiscal years ended February 1, 2003, January 31, 2004 and January 29, 2005 was 4.9%, 4.3% and 4.7%, respectively.

9.  10-7/8% SENIOR NOTES

On March 14, 1997, Anvil issued $130,000 of 10-7/8% Senior Notes (the “Senior Notes”) due March 15, 2007 and received proceeds of $126,100 net of debt discount of $3,900.  Interest on the notes is payable semiannually on March 15 and September 15.  The Company may redeem the Senior Notes at a redemption price of 100% at any time beginning March 15, 2004.

The Senior Notes are guaranteed by the Company, Cottontops and the Non-U.S. subsidiaries of Anvil and are senior unsecured obligations of the Company ranking senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness, including borrowings under the Loan Agreement.  The indenture relating to the Senior Notes contains certain covenants, including restrictions on additional indebtedness, certain asset sales, and the payment of dividends.

10.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
	February 1,	January 31,	January 29,
	2003	2004	2005
Current:
Federal	$6,095	$(5,546)	$(920)
State and local	858	64	3
Total current provision (benefit)	6,953	(5,482)	(917)
Deferred:
Federal	(492)	(5,784)	100
State and local	(372)	(2,030)	14
Total deferred (benefit) provision	(864)	(7,814)	114

Total tax provision (benefit)	$6,089	$(13,297)	$(803)

The Company’s consolidated pre-tax results of operations for the fiscal years ended February 1, 2003, January 31, 2004 and January 29, 2005 includes pre-tax income of $1,742 and $633 and a pre-tax loss of $365, respectively, attributable to foreign sources.

A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

	Fiscal Year Ended
	February 1,	January 31,	January 29,
	2003	2004	2005
Federal statutory tax rate	35%	35%	35%
Dividends and accretion of preferred stock	—	—	(26)
State and local taxes—net of Federal income tax benefit	2	4	—
Foreign taxes-net and other	(1)	3	—
Effective tax rate	36%	42%	9%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	January 31,	January 29,
	2004	2005
Deferred tax assets relating to:
Inventories	$1,291	$1,486
Reserves not currently deductible	1,840	2,102
Charitable contributions	6	16
Total current deferred tax assets	3,137	3,605
Deferred tax assets (liabilities) relating to:
Property, plant and equipment	(1,899)	(2,066)
Goodwill and trademarks	3,438	2,858
Unremitted foreign earnings	(1,104)	(939)
NOL Carryforward	394	394
Tax credit carryforwards and other	2,035	2,035
Valuation allowance	(1,385)	(1,385)
Total non-current deferred tax assets	1,479	897

Total deferred tax assets	$4,616	$4,502

The Company has state tax credit carryforwards totaling $1,761 at January 31, 2004 and January 29, 2005, for which a valuation allowance of $1,385 has been recorded.  These carryforwards expire on various dates through 2019.

11.       INCOME (LOSS) PER SHARE

Net income (loss) per share as presented in the accompanying consolidated statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, excluding anti-dilutive options.   Dividends and accretion on the Company’s Preferred Stock (net of  treasury shares) were deducted from net income (loss) for all fiscal periods through January 31, 2004 to arrive at net income (loss) applicable to common stockholders.  Subsequent thereto, such dividends and accretion are classified as interest expense (see Note 13).  This change in classification of preferred dividends has no impact on the Company’s computation of basic and diluted net income (loss) per common share.  The 12.5% liquidation preference relating to the Company’s Class A Common Stock is considered as per share earnings of that class only.  Following is the computation of the per share amounts as presented in the consolidated statements of operations:

	Fiscal Year Ended
	February 1,	January 31,	January 29,
	2003	2004	2005

Net income (loss) attributable to common stockholders	$250	$(32,220)	$(17,452)

Net income (loss) per common share	$0.06	$(8.27)	$(4.48)
Preference per Class A common share	23.84	26.91	30.42
Net income per Class A common share	$23.90	$18.64	$25.94

Net (loss) income per Class B common share	$0.06	$(8.27)	$(4.48)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Class A Common	290,000	290,000	290,000
Class B Common	3,592,000	3,604,000	3,602,000

12.  EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company has a savings and investment plan under which eligible employees may contribute up to 60% of their compensation, subject to certain limitations.  The Company matches 100% of  pre-tax contributions up to the first 3% and 50% of the next 3%.  During the fiscal years ended February 1, 2003, January 31, 2004 and January 29, 2005, the Company made cash contributions to the plan aggregating $779, $667 and $596, respectively.

13.  CAPITAL STRUCTURE

Redeemable Preferred Stock/Adoption of SFAS No. 150

In connection with the Units Offering, in March 1997, the Company issued 1,200,000 shares of 13% Senior Exchangeable Preferred Stock (“Redeemable Preferred Stock”) due 2009.  Total shares authorized are 2,300,000. Dividends accrue quarterly at 13% on the sum of the liquidation value ($25 per share) plus accumulated and unpaid dividends thereon.

On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all but not less than all of the shares of Redeemable Preferred Stock then outstanding for the Company’s 13% Subordinated Exchange Debentures due 2009 (“Exchange Debentures”).  The Redeemable Preferred Stock or the Exchange Debentures, if issued, will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002, at the redemption price of 101% of the liquidation preference or aggregate principal amount thereof (as the case may be), plus, in the case of the Redeemable Preferred Stock, an amount equal to all accumulated and unpaid dividends per share to the date of redemption, or in the case of the Exchange Debentures, an amount equal to all accumulated and unpaid interest thereon to the date of redemption.  On March 15, 2009, the Company is required to redeem all outstanding shares of the Redeemable Preferred Stock at an amount equal to the liquidation preference and all accumulated and unpaid dividends. The Redeemable Preferred Stock was recorded at an amount equal to the proceeds (net of discounts) less an amount attributable to the Class B Common Stock issued in Connection with the Units Offering.

In accordance with the provisions of the Company’s Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $18,380, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.    On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.

Effective as of the beginning of the current fiscal year ended January 29, 2005, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities, if such financial instruments embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  Adoption of SFAS No. 150 required the Company to begin classifying its 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense.  Prior to the effective date of SFAS No. 150, the Company classified the Preferred Stock on its balance sheet between liabilities and equity and the related dividends and accretion as a reduction in equity not included as an element of interest expense.  The adoption of  SFAS No. 150 does not affect the Company’s computation of basic and diluted net income (loss) per common share.   Restatement of prior periods is not permitted when applying SFAS No. 150.  If the provisions of SFAS No. 150 had been in effect for periods prior to the fiscal year ended January

29, 2005, the Company would have reported net income of $7,163 in the fiscal year ended February 1, 2003 and a net loss of $24,415 in the fiscal year ended January 31, 2004.  Such amounts assume classifying dividends and accretion on the Preferred Stock as interest expense and including the gain on purchase of the Preferred Stock ($2,780 in the fiscal year ended February 1, 2003) in the Company’s results of operations.

The Preferred Stock, as presented in the accompanying consolidated balance sheets, is determined as follows:

	January 31,	January 29,
	2004	2005
Preferred Stock issued and outstanding
(Liquidation value, $71,171 and $80,884)	$71,140	$81,139
Less—Preferred Stock in treasury
(Liquidation value, $22,027 and $25,033)	(22,016)	(25,111)
Preferred Stock—net
(Liquidation value, $49,144 and $55,851)	$49,124	$56,028

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

14.  STOCK OPTION PLAN

Effective January 1, 2002, the Company adopted a stock option plan (the “2002 Stock Option Plan”) which authorizes the granting of options for approximately 5.0% of the outstanding Class B Common Stock on a fully diluted basis.   The 2002 Stock Option Plan may be terminated by the Company at any time.  The options may be granted to certain members of management and key employees and are subject to time vesting as well as vesting provisions relating to the sale or recapitalization of the Company, as defined.   The exercise price of such options is the fair market value of the Common Stock as of the date of grant.   Options to purchase 90,000 shares with an exercise period of ten years were granted to certain members of management and key employees on January 1, 2002 at an exercise price of  $1 per share, the fair value at date of grant.  During the fiscal years ended February 1, 2003 and January 31, 2004, options to purchase 2,500 shares and 12,500 shares, respectively, were exercised.  During the fiscal years ended February 1, 2003 and January 29, 2005, options to purchase 10,000 shares and 5,000 shares, respectively, were cancelled.     At January 29, 2005 options to purchase 60,000 shares (all of which are exercisable) are outstanding with an average life of approximately seven years.   The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.

15.  COMMITMENTS AND CONTINGENCIES

Leases—The Company is obligated under various leases for equipment, office space and distribution facilities which expire at various dates through 2009. Future minimum rental commitments under noncancelable operating leases, with terms in excess of one year, are as follows:

Fiscal Year Ending In:
2006	$2,787
2007	1,745
2008	968
2009	597
Thereafter	352
Total	$6,449

Rental expense for the fiscal years ended February 1, 2003, January 31, 2004 and January 29, 2005 was $2,818, $2,875 and $3,011, respectively.

Litigation—The Company is party to various litigation matters incidental to the conduct of its business.  The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.

Letters of Credit—At January 29, 2005, the Company was party to open letters of credit in the amount of  $1,278, expiring through July 2005.

Environmental Matters—Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility.  In 1990, Winston Mills, Inc., a subsidiary of McGregor Corporation (“McGregor”), entered into an Administrative Order on Consent (“AOC”) with the North Carolina Department of Environment, Health and Natural Resources (“DEHNR”) concerning such contamination. Since that time, McGregor, through Culligan International Company (“Culligan”), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates range from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility’s hazardous waste permit and Culligan has guaranteed McGregor’s obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the acquisition of the Anvil business (the “Acquisition”).   This indemnity is guaranteed by Culligan and by Astrum International Corp. (now known as Samsonite Corporation), an affiliate of McGregor, in the event Culligan is unable to perform its guarantor obligations.  The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR.   McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition.  The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company.   McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition.  Culligan and Samsonite have also guaranteed McGregor’s obligations under these indemnities.

16.    SUMMARIZED FINANCIAL DATA OF CERTAIN SUBSIDIARIES

Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil.  Anvil is Holdings’ only direct subsidiary.  Holdings and Cottontops fully and unconditionally, jointly and severally guarantee the 10-7/8% Senior Notes of Anvil.  In addition to Cottontops, Anvil has six other direct subsidiaries (the “Non-U.S. Subsidiaries”): A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; Annic LLC, S.A., organized in Nicaragua; and CDC GmbH, organized in Germany.  There are no other direct or indirect subsidiaries of the Company.   The following information presents certain condensed consolidating financial data for Holdings, Anvil, Cottontops and the Non-U.S. Subsidiaries.  Complete financial statements and other disclosures concerning Anvil, Cottontops and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.

						Holdings and
				Non-U.S.		Subsidiaries
	Holdings	Anvil	Cottontops	Subsidiaries	Eliminations	Consolidated
FISCAL 2004
Balance Sheet Data
Cash and cash equivalents		$4,382	$79	$221		$4,682
Accounts receivable-net		27,071	113	1,182		28,366
Inventories		48,464	259	1,483		50,206
Other current assets		7,275	90	152		7,517
Total current assets		87,192	541	3,038		90,771
Property, plant & equipment-net		25,259	1,155	4,501		30,915
Intangibles and other non-current assets-net		4,138		308		4,446
Investment in Anvil	$(38,245)				$38,245
Investment in Cottontops		1,044			(1,044)
Investment in Non-U.S. Subsidiaries		6,120			(6,120)
	$(38,245)	$123,753	$1,696	$7,847	$31,081	$126,132

Accounts payable		$6,547	$472	$289		$7,308
Accrued liabilities and other current liabilities		15,799	180	1,438		17,417
Revolving credit loan		10,280				10,280
Long-term debt and other non-current obligations (including mandatorily redeemable preferred stock)	$56,028	129,372				185,400
Stockholders’ (deficiency)/ equity	(94,273)	(38,245)	1,044	6,120	$31,081	(94,273)
	$(38,245)	$123,753	$1,696	$7,847	$31,081	$126,132

Statement of Operations Data
Net sales		$175,234	$16,551	$22,565	$(21,992)	$192,358
Cost of goods sold		137,232	16,714	21,915	(21,992)	153,869
Gross profit		38,002	(163)	650		38,489
Operating expenses		23,538	660	1,015		25,213
Interest expense and other	$6,904	15,828	(24)			22,708
(Loss) before taxes	(6,904)	(1,364)	(799)	(365)		(9,432)
(Benefit) for income taxes	—	(433)	(254)	(116)		(803)
Net (loss)	$(6,904)	$(931)	$(545)	$(249)		$(8,629)

						Holdings and
				Non-U.S.		Subsidiaries
	Holdings	Anvil	Cottontops	Subsidiaries	Eliminations	Consolidated
FISCAL 2004 (Continued)
Cash Flow Data
Cash provided by operations		$9,694	$3,729	$1,084		$14,507
Investing Activities—Purchase of property, plant & equipment and other-net		(3,110)	(710)	(464)		(4,284)
Financing Activities—Repayments of revolving credit and term loan		(6,992)				(6,992)
Intercompany financing activities		3,664	(2,942)	(722)		—
Increase (decrease) in cash		3,256	77	(102)		3,231
Cash at beginning of period		1,126	2	323		1,451
Cash at end of period		$4,382	$79	$221		$4,682

FISCAL 2003
Balance Sheet Data
Cash and cash equivalents		$1,126	$2	$323		$1,451
Accounts receivable-net		24,748	2,438	1,310		28,496
Inventories		49,592	1,607	1,315		52,514
Other current assets		9,770	133	265		10,168
Total current assets		85,236	4,180	3,213		92,629
Property, plant & equipment-net		26,412	720	6,078		33,210
Intangibles and other non-current assets-net		5,188		313		5,501
Investment in Anvil	$(36,515)				$36,515
Investment in Cottontops		4,531			(4,531)
Investment in Non-U.S. Subsidiaries		7,091			(7,091)
	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

Accounts payable		$7,586	$255	$590		$8,431
Accrued liabilities and other current liabilities		11,261	114	1,923		13,298
Revolving credit loan		16,686				16,686
Long-term debt and other non-current liabilities		129,440				129,440
Redeemable preferred stock	$49,124					49,124
Stockholders’ (deficiency)/equity	(85,639)	(36,515)	4,531	7,091	$24,893	(85,639)
	$(36,515)	$128,458	$4,900	$9,604	$24,893	$131,340

Statement of Operations Data
Net sales		$170,379	$17,748	$25,650	$(22,555)	$191,222
Cost of goods sold		144,348	17,184	24,290	(22,555)	163,267
Gross profit		26,031	564	1,360		27,955
Operating expenses		23,329	701	727		24,757
Goodwill Impairment		19,416				19,416
Interest expense and other		15,416	(13)			15,403
(Loss) income before taxes		(32,130)	(124)	633		(31,621)
(Benefit) provision for income taxes		(13,511)	(52)	266		(13,297)
Net (loss) income		$(18,619)	$(72)	$367		$(18,324)

						Holdings and
				Non-U.S.		Subsidiaries
	Holdings	Anvil	Cottontops	Subsidiaries	Eliminations	Consolidated
FISCAL 2003 (Continued)
Cash Flow Data
Cash provided (used) by operations		$(21,796)	$141	$2,204		$(19,451)
Investing Activities—Purchase of property, plant & equipment and other-net		(2,922)	(54)	(396)		(3,372)
Financing Activities—Borrowings repayments and other-net		14,341				14,341
Intercompany financing activities		2,402	(87)	(2,315)		—
Decrease in cash		(7,975)	—	(507)		(8,482)
Cash at beginning of period		9,101	2	830		9,933
Cash at end of period		$1,126	$2	$323		$1,451

FISCAL 2002
Statement of Operations Data
Net sales		$209,068	$21,016	$24,638	$(30,393)	$224,329
Cost of goods sold		157,370	18,890	21,957	(30,393)	167,824
Gross profit		51,698	2,126	2,681		56,505
Operating expenses		23,164	979	593		24,736
Interest expense and other		14,872	(175)	346		15,043
Income before taxes		13,662	1,322	1,742		16,726
Provision for income taxes		5,017	463	609		6,089
Net income		$8,645	$859	$1,133		$10,637

Cash Flow Data
Cash provided (used) by operations		$27,485	$(1,868)	$3,142		$28,759
Investing Activities Purchase of property, plant & equipment and other-net		(14,133)	(599)	(2,331)		(17,063)
Financing Activities Purchase of Preferred Stock and other-net		(13,694)				(13,694)
Intercompany financing activities		(2,105)	2,466	(361)		—
Increase (decrease) in cash		(2,447)	(1)	450		(1,998)
Cash at beginning of period		11,548	3	380		11,931
Cash at end of period		$9,101	$2	$830		$9,933

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

Anvil, Holdings and Cottontops have entered into a management agreement with CVC Management LLC (“CVC Mgmt.”), an affiliate of Court Square effective September 15, 2002, whereby CVC Mgmt. is to  provide certain advisory and consulting services in relation to the affairs of Anvil, Holdings and Cottontops, including services in connection with strategic financial planning, and the selection, retention and supervision of investment bankers or other financial advisors or consultants.  Annual fees under this management agreement are $250.

BRS and Court Square are significant stockholders of the Company and each has the right to name up to three of the Company’s Directors.  Currently BRS has designated two and Court Square has designated one of such Directors.

18.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal 2003				Fiscal 2004
	Quarter				Quarter
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$62,675	$52,254	$36,965	$39,328	$53,021	$53,104	$41,477	$44,756
Gross profit	10,008	5,514	4,348	8,085	12,952	10,555	7,258	7,724
Operating profit (loss)	3,111	(564)	(1,830)	(16,935)	5,983	4,599	861	1,833
Net (loss)(1)	(563)	(2,651)	(3,821)	(11,289)	(452)	(1,333)	(3,589)	(3,255)

Basic and diluted net income (loss) per share:

Class A Common Stock	$5.20	$5.01	$4.93	$3.50	$6.45	$6.53	$6.20	$6.76

Class B Common Stock	$(0.96)	$(1.56)	$(1.88)	$(3.87)	$(0.64)	$(0.90)	$(1.50)	$(1.45)

(1)  For fiscal 2004, includes the classification of dividends and accretion on  the Preferred Stock as interest expense, pursuant to the adoption of SFAS No. 150.  See Note 13.

SCHEDULE II

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(credited) to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of year	expenses	accounts	Deductions(a)	year

Fiscal year ended February 1, 2003
Allowance for doubtful accounts	$1,110	$77		$(35)	$1,152

Fiscal year ended January 31, 2004
Allowance for doubtful accounts	$1,152	$(10)		$23	$1,165

Fiscal year ended January 29, 2005
Allowance for doubtful accounts	$1,165			$23	$1,188

(a)          Accounts written off or collected - net

S-1