Form 10-Q
period 2005-04-30
ANVIL HOLDINGS INC
filed 2005-06-14
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2005

Commission File Number 333-26999

ANVIL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3801705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 East 45th Street New York, New York	10017
(address of principal executive office)	(Zip Code)

Registrant’s telephone number	(212) 476-0300
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

At June 14, 2005 there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,600,000 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

Form 10-Q

ANVIL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 30, 2005	January 29, 2005 *
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,562	$4,682
Accounts receivable, less allowances for doubtful accounts of $1,188	28,815	28,366
Inventories	53,145	50,206
Prepaid and refundable income taxes	3,071	2,547
Deferred income taxes-current portion	3,605	3,605
Prepaid expenses and other current assets	1,380	1,365
Total current assets	95,578	90,771
PROPERTY, PLANT AND EQUIPMENT—Net	30,564	30,915
DEFERRED INCOME TAXES	897	897
INTANGIBLE ASSETS—Net	1,923	1,998
OTHER ASSETS	1,711	1,551
TOTAL ASSETS	$130,673	$126,132

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$8,113	$7,308
Accrued expenses and other current liabilities	11,674	17,417
Revolving credit loan	20,981	10,280
Total current liabilities	40,768	35,005
10-7/8% SENIOR NOTES	129,273	129,175
OTHER LONG-TERM OBLIGATIONS	197	197
REDEEMABLE PREFERRED STOCK–Net of Treasury Holdings	57,901	56,028
TOTAL LIABILITIES	228,139	220,405
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $78,688 and $76,299)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,600,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,813	12,813
Accumulated deficit	(110,318)	(107,125)
TOTAL STOCKHOLDERS’ DEFICIENCY	(97,466)	(94,273)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$130,673	$126,132

*Derived from audited financial Statements

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Fiscal Quarter Ended
	April 30, 2005	May 1, 2004
	(Unaudited)

NET SALES	$49,498	$53,021
COST OF GOODS SOLD	40,403	40,069
Gross profit	9,095	12,952
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,894	6,894
AMORTIZATION OF INTANGIBLE ASSETS	75	75
Operating income	2,126	5,983
INTEREST EXPENSE:
Interest on borrowings	3,812	3,790
Dividends and accretion on mandatorily redeemable preferred stock	1,873	1,607
Total interest expense	5,685	5,397
OTHER EXPENSES-NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	258	226
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(3,817)	360

(BENEFIT) PROVISION FOR INCOME TAXES	(624)	812

NET LOSS	(3,193)	(452)
Less Common A liquidation preference	(2,389)	(2,056)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,582)	$(2,508)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock	$6.80	$6.45

Class B Common Stock	$(1.43)	$(0.64)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Class A Common	290,000	290,000
Class B Common	3,600,000	3,605,000

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(In Thousands)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total

Balance at January 29, 2005	$3	$36	—	$12,813	$(107,125)	$(94,273)
Net loss					(3,193)	(3,193)
Balance at April 30, 2005	$3	$36	—	$12,813	$(110,318)	$(97,466)

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Quarter Ended
	April 30, 2005	May 1, 2004
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,193)	$(452)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	1,631	1,711
Amortization of other assets	310	283
Preferred dividends (interest expense) payable on redemption	1,873	1,607
Changes in operating assets and liabilities:
Accounts receivable	(449)	(1,230)
Inventories	(2,939)	3,082
Prepaid and refundable income taxes	(524)	760
Prepaid expenses and other assets	(313)	84
Accounts payable	805	(2,068)
Accrued expenses & other liabilities	(5,743)	(1,249)
Net cash (used in) provided by operating activities	(8,542)	2,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,300)	(928)
Proceeds from disposals of property and equipment	21	18
Net cash used in investing activities	(1,279)	(910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Term Loan	—	(586)
Borrowings under revolving credit agreement	10,701	3,834
Net cash provided by financing activities	10,701	3,248

INCREASE IN CASH	880	4,866
CASH, BEGINNING OF PERIOD	4,682	1,451
CASH, END OF PERIOD	$5,562	$6,317

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,346	$7,324
Cash paid for income taxes	$30	$50

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share Data)

NOTE 1 -General

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the fiscal period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2006, or any other period.  The balance sheet at January 29, 2005 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements for the fiscal year ended January 29, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2  - Credit Agreement

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725, which has been fully repaid.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Spectratex, Inc., a wholly-owned subsidiary of Anvil (“Spectratex” [formerly named Cottontops]) guaranty amounts due under the Loan Agreement.  Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At April 30, 2005, there was $20,981 outstanding under the Revolving Credit Facility bearing interest at 6.00%

NOTE  3  -  Inventories

Inventories at April 30, 2005 and January 29, 2005 consisted of the following:

	April 30, 2005	January 29, 2005

Finished goods	$39,942	$38,807
Work-in-process	2,873	1,821
Raw materials and supplies	10,330	9,578
	$53,145	$50,206

NOTE 4 –Intangible Assets

The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets be tested for impairment annually and when an event occurs indicating that it is possible an impairment exists.

The Company’s intangible assets, which are being amortized, consist of trademarks having an aggregate value of $4,858, less accumulated amortization of $2,935 and $2,860 as of April 30, 2005 and January 29, 2005, respectively.  Amortization expense for these trademarks will be $286 in each future fiscal year.

NOTE 5 – Redeemable Preferred Stock/Adoption of SFAS No. 150

Effective as of the beginning of the fiscal quarter ended May 1, 2004, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities, if such financial instruments embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  Adoption of SFAS No. 150 required the Company to begin classifying its 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense.  Prior to the effective date of SFAS No. 150, the Company classified the Preferred Stock on its balance sheet between liabilities and equity and the related dividends and accretion as a reduction in equity not included as an element of interest expense.  The adoption of SFAS No. 150 does not affect the Company’s computation of basic and diluted net income (loss) per common share.

The Preferred Stock, as presented in the accompanying consolidated balance sheets, is determined as follows:

	April 30, 2005	January 29, 2005
Preferred Stock issued and outstanding (Liquidation value, $83,512 and $80,884)	$83,851	$81,139
Less—Preferred Stock in treasury (Liquidation value, $25,846 and $25,033)	(25,950)	(25,111)
Preferred Stock—net (Liquidation value, $57,666 and $55,851)	$57,901	$56,028

In accordance with the provisions of the Company’s Certificate of Designations relating to the Preferred Stock, the Company paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $18,380, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.  On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.

NOTE 6 – Income (Loss) per Share

Net income (loss) per share as presented in the accompanying unaudited consolidated statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding, excluding anti-dilutive options.  The 12.5% liquidation preference relating to the Company’s Class A Common Stock is considered as per share earnings of that class only.  Following is the computation of the per share amounts as presented in the consolidated statements of operations:

	Fiscal Quarter Ended
	April 30, 2005	May 1, 2004
Net loss attributable to common stockholders	$(5,582)	$(2,508)

Net loss per common share	$(1.43)	$(0.64)
Preference per Class A common share	8.23	7.09
Net income per Class A common share	$6.80	$6.45

Net loss per Class B common share	$(1.43)	$(0.64)

Weighted average shares used in computation of basic and diluted net income (loss) per share:
Class A Common	290,000	290,000
Class B Common	3,600,000	3,605,000

NOTE  7 - Summarized Financial Data of Certain Wholly-Owned Subsidiaries

Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil.  Anvil is Holdings’ only direct subsidiary.  Holdings, Spectratex and the Non-U.S. subsidiaries of Anvil fully and unconditionally, jointly and severally guarantee the 10-7/8% Senior Notes of Anvil.  In addition to Spectratex, Anvil has six other direct subsidiaries (the “Non-U.S. Subsidiaries”): A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; Annic LLC, S.A., organized in Nicaragua; and CDC GmbH, organized in Germany.  There are no other direct or indirect subsidiaries of the Company.  The following information presents certain condensed consolidating financial data for Holdings, Anvil, Spectratex and the Non-U.S. Subsidiaries.  Complete financial statements and other disclosures concerning Anvil, Spectratex and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.

QUARTER ENDED APRIL 30, 2005	Holdings	Anvil	Spectratex	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated

Balance Sheet Data
Cash and cash equivalents		$4,775	$57	$730		$5,562
Accounts receivable-net		27,134	8	1,673		28,815
Inventories		50,773	405	1,967		53,145
Other current assets		7,754	80	222		8,056
Total current assets		90,436	550	4,592		95,578
Property, plant & equipment-net		24,691	1,152	4,721		30,564
Intangibles and other non-current assets-net		3,921		610		4,531
Investment in Anvil	$(39,565)				$39,565
Investment in Spectratex		1,237			(1,237)
Investment in Non-U.S. Subsidiaries		7,503			(7,503)
	$(39,565)	$127,788	$1,702	$9,923	$30,825	$130,673

QUARTER ENDED APRIL 30, 2005	Holdings	Anvil	Spectratex	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
(Continued)

Accounts payable		$7,320	$319	$474		$8,113
Accrued liabilities and other current liabilities		9,582	146	1,946		11,674
Revolving credit loan		20,981				20,981
Long-term debt and other non-current liabilities	$57,901	129,470				187,371
Stockholders’ (deficiency)/ equity	(97,466)	(39,565)	1,237	7,503	$30,825	(97,466)
	$(39,565)	$127,788	$1,702	$9,923	$30,825	$130,673

Statement of Operations Data

Net sales		$47,607	$2,717	$5,008	(5,834)	$49,498
Cost of goods sold		38,334	2,806	5,097	(5,834)	40,403
Gross profit (loss)		9,273	(89)	(89)		9,095
Operating expenses		6,498	185	286		6,969
Interest expense and other	$1,873	4,070				5,943
Loss before income taxes	(1,873)	(1,295)	(274)	(375)		(3,817)
Benefit for income taxes	—	(515)	(109)	—		(624)
Net loss	$(1,873)	$(780)	$(165)	$(375)		$(3,193)

Cash Flow Data

Cash used by operations		$(6,993)	$(980)	$(569)		$(8,542)
Investing Activities—Purchase of property, plant & equipment and other-net		(574)	(25)	(680)		(1,279)
Financing Activities—Borrowings/ repayments and other-net		10,701				10,701
Intercompany financing activities		(2,741)	983	1,758		—
Increase (decrease) in cash		393	(22)	509		880
Cash at beginning of period		4,382	79	221		4,682
Cash at end of period		$4,775	$57	$730		$5,562

QUARTER ENDED MAY 1, 2004

Statement of Operations Data

Net sales		$46,737	$5,270	$5,699	(4,685)	$53,021
Cost of goods sold		34,319	5,155	5,280	(4,685)	40,069
Gross profit		12,418	115	419		12,952
Operating expenses		6,560	158	251		6,969
Interest expense and other	$1,607	4,016				5,623
(Loss) income before taxes	(1,607)	1,842	(43)	168		360
Provision (benefit) for income taxes	—	761	(18)	69		812
Net (loss) income	$(1,607)	$1,081	$(25)	$99		$(452)

QUARTER ENDED MAY 1, 2004	Holdings	Anvil	Spectratex	Non-U.S. Subsidiaries	Elim- inations	Holdings and Subsidiaries Consolidated
(Continued)

Cash Flow Data

Cash provided (used) by operations		$4,268	$(2,308)	$568		$2,528
Investing Activities—Purchase of property, plant & equipment and other-net		(833)	(45)	(32)		(910)
Financing Activities—Borrowings/ repayments and other-net		3,248				3,248
Intercompany financing activities		(2,191)	2,354	(163)		—
Increase in cash		4,492	1	373		4,866
Cash at beginning of period		1,126	2	323		1,451
Cash at end of period		$5,618	$3	$696		$6,317

YEAR ENDED JANUARY 29, 2005

Balance Sheet Data

Cash and cash equivalents		$4,382	$79	$221		$4,682
Accounts receivable-net		27,071	113	1,182		28,366
Inventories		48,464	259	1,483		50,206
Other current assets		7,275	90	152		7,517
Total current assets		87,192	541	3,038		90,771
Property, plant & equipment-net		25,259	1,155	4,501		30,915
Intangibles and other non-current assets-net		4,138		308		4,446
Investment in Anvil	$(38,245)				$38,245
Investment in Cottontops		1,044			(1,044)
Investment in Non-U.S. Subsidiaries		6,120			(6,120)
	$(38,245)	$123,753	$1,696	$7,847	$31,081	$126,132

Accounts payable		$6,547	$472	$289		$7,308
Accrued liabilities and other current liabilities		15,799	180	1,438		17,417
Revolving credit loan		10,280				10,280
Long-term debt and other non-current obligations (including mandatorily redeemable preferred stock)	$56,028	129,372				185,400
Stockholders’ (deficiency)/equity	(94,273)	(38,245)	1,044	6,120	$31,081	(94,273)
	$(38,245)	$123,753	$1,696	$7,847	$31,081	$126,132

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies And Estimates

The Company’s significant accounting policies are more fully described in Note 3 to the consolidated financial statements, included in the Company’s Form 10-K for the fiscal year ended January 29, 2005, as filed with the Securities and Exchange Commission.  The application of accounting policies require judgement by Management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgements are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant critical accounting policies include:

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

Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.  If required, based upon Management’s judgement, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided.  The Company’s markdowns have increased in recent fiscal years as the result of industry-wide lower selling prices for basic goods. While such markdowns have been within the range of Management’s projections, the Company cannot guarantee that it will continue to experience the same level of markdowns, or that markdowns taken will be adequately representative of any future declines in selling prices.

Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  Pursuant to SFAS No. 144, there have been no adjustments to the carrying amount of long-lived assets resulting from the Company’s evaluation for any periods presented in the accompanying financial statements.

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

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

	Fiscal Quarter Ended
	April 30, 2005	May 1, 2004
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	81.6	75.6
Gross profit	18.4	24.4
Selling, general and administrative expenses	13.9	13.0
Interest expense (including preferred dividends)	11.5	10.2
Other Data:
EBITDA (1)	$3,832,000	$7,769,000
Percentage of net sales	7.7%	14.7%

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

	Fiscal Quarter Ended
	April 30, 2005	May 1, 2004

Net (loss)	$(3,193,000)	$(452,000)
Add back:
Provision (benefit) for income taxes	(624,000)	812,000
Interest expense	5,685,000	5,397,000
Other expenses (non-operating)	258,000	226,000
Operating income	2,126,000	5,983,000
Add: Depreciation of fixed assets	1,631,000	1,711,000
Amortization of intangible assets	75,000	75,000
EBITDA	$3,832,000	$7,769,000

Quarter Ended April 30, 2005 Compared to Quarter Ended May 1, 2004

Net sales for the quarter ended April 30, 2005 amounted to $49,498,000, as compared to $53,021,000 for the comparable quarter of the preceding fiscal year, a decrease of $3,523,000, or 6.6%.  Total units sold were approximately the same in each fiscal quarter.  However, there was a significant decline in average selling prices, due chiefly to an unfavorable change in product mix.

Gross profit declined from $12,952,000 in the quarter ended May 1, 2004 to $9,095,000 in the current fiscal quarter ended April 30, 2005.  The reduction in gross profit of $3,857,000 (29.8%) is reflective of a decline in gross margin from 24.4% to 18.4%.  This unfavorable change is the result of the following factors in the approximate amounts indicated: (i) an unfavorable change in product mix toward goods having lower gross profit —$1,600,000; (ii) higher yarn costs in the current fiscal quarter as compared to the same period of the prior year — $1,500,000; and (iii) higher manufacturing costs primarily relating to the Company’s garment dyeing operations — $700,000.

Selling, general and administrative expenses (including distribution expense) was the same in the fiscal quarters ended May 1, 2004 and April 30, 2005.  A decrease in advertising expenditures of approximately $250,000 was offset by an equal increase in other selling, general and administrative expenses.  Distribution expense was approximately the same for an equal number of units shipped in both fiscal quarters.

Interest expense on borrowings was slightly higher in the current fiscal quarter than the same period of the prior year.  Due to increases in the prime rate, interest rates on the Company’s revolving credit line were higher during the current fiscal quarter than the same period in the prior year.  Also, borrowing levels in the current fiscal quarter were higher than the same period of the prior year.  Dividends and accretion on the Company’s Redeemable Preferred Stock, classified as interest expense, increased $266,000 due to the compounding of unpaid dividends (see Note 2 to the financial statements included elsewhere herein).

Analysis of Cash Flow Data

Cash used by operating activities was approximately $8,500,000 in the current fiscal quarter, while in the same fiscal quarter of the prior year, the Company’s operating activities provided approximately $2,500,000 in cash.  The variance of approximately $11,000,000 is primarily the result of (i)  an decline in operating earnings of approximately $3,900,000; (ii) an increase in inventories of approximately $3,000,000 for the current fiscal quarter as compared to a decrease in inventories of approximately $3,000,000 during the prior fiscal quarter; (iii) a reduction in accounts payable and accrued expenses of $4,900,000 in the current fiscal quarter as compared to a reduction of $3,300,000 during the same period in the prior year; and (iv) other changes in working capital due primarily to timing of receipts and disbursements.

Cash used in investing activities was approximately $400,000 more in the fiscal quarter ended April 30, 2005 compared to the first quarter of the prior fiscal year, representing an increase in the Company’s net investments in capital equipment.

Cash provided by financing activities was $10,701,000 in the fiscal quarter ended April 30, 2005.  This amount represents the Company’s net borrowings under its revolving credit line through the end of the first quarter of fiscal 2005.  The comparable borrowings for the same period of the prior year amounted to $3,834,000.  The Company completed repayment of its Term Loan in April 2004, and accordingly expended $586,000 less in Term Loan payments in the current fiscal quarter than the prior year’s fiscal quarter.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of  $3,708,000 and $4,333,000 in the fiscal years ended January 31, 2004 and January 29, 2005, respectively.  Management estimates that capital expenditures in the next two fiscal years will be approximately $6,000,000 annually, exclusive of the planned textile facility in Honduras.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

The Company’s principal working capital requirements are financing accounts receivable and inventories.  The Company also expended $13,201,000 through the fiscal year ended February 1, 2003 to acquire a portion of its Redeemable Preferred Stock.

At April 30, 2005 the Company had net working capital of $54,810,000 comprised of $5,562,000 in cash and cash equivalents, $28,815,000 of accounts receivable, $53,145,000 of inventories and $8,056,000 of other current assets, less revolving credit borrowings of $20,981,000 and accounts payable and other current liabilities of $19,787,000.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the

“Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725,000 which has been fully repaid.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Spectratex guaranty amounts due under the Loan Agreement.  Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At April 30, 2005, there was $20,981,000 outstanding under the Revolving Credit Facility bearing interest at 6.00%.  While on the same date, the Company had cash on hand of $5,562,000, it should be noted that both the Company’s Revolving Credit borrowings and its cash position are subject to daily fluctuations based on numerous factors such as collections, operating expenses and capital expenditures.

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

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of April 30, 2005 is as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Total

Long-term debt		$130,000,000		$130,000,000
Operating leases	$2,787,000	3,310,000	$352,000	6,449,000
Redeemable
Preferred Stock			96,197,000	96,197,000
Total	$2,787,000	$133,310,000	$96,549,000	$232,646,000

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

Statement Regarding Forward-Looking Information

The Company’s results of operations have been significantly affected by industry-wide fluctuations in selling prices, which have declined significantly over the last several years.  Management continues its efforts to reduce costs and improve manufacturing efficiencies.  A new leased cut and sew facility in Nicaragua became operational in April 2005, replacing a Honduran facility whose lease expired in December 2004.  In addition, Anvil’s wholly-owned Honduran subsidiary, A.K.H., S.A., has entered into a lease agreement to construct a new textile facility.  After some anticipated transitional inefficiencies, both of these facilities are expected to reduce future labor costs.

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

Some of the factors the Company anticipates will occur during the next three fiscal quarters are as follows:

•                  Yarn costs, which were higher during the first quarter of fiscal 2005 when compared to the same period of the prior fiscal year, are expected to be lower during the second and third fiscal quarters than the comparable periods in the prior fiscal year.

•                  The Company has recently announced a price increase on selected products.

•                  A more favorable product mix, with basic T-shirts comprising a smaller percentage of total sales, is anticipated for the balance of the current fiscal year.

•                  Production inefficiencies and restructuring costs experienced at Spectratex during the first fiscal quarter have abated and are expected to be minimal in the future.

•                  Irregulars and related markdowns of inventory, which were exceptionally high during the first fiscal quarter, are expected to return to their historical levels for the remainder of the fiscal year.

•                  Further reductions in advertising and other sales promotion expenditures are planned for the balance of the fiscal year ending January 28, 2006.

Taking into account the foregoing factors, Management estimates that for fiscal 2005, net sales will be approximately the same as the amount realized in fiscal 2004, and EBITDA will be approximately 20% less.

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts.  From time to time, the

Company may publish or otherwise make available forward-looking statements of this nature.  All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, Management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that Management’s expectation, beliefs or projections will result or be achieved or accomplished.  In addition to the other factors and matters discussed elsewhere herein, the following important factors, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of April 30, 2005 and concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to April 30, 2005.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Board of Directors of the Registrant has not declared any quarterly dividends on the Company’s 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $18,380,000, excluding dividends on Preferred Stock held by the Company.

Item 6.  Exhibits

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

ANVIL HOLDINGS, INC.
(Registrant)

/s/Frank Ferramosca
Frank Ferramosca
Vice President, Principal
Financial and Accounting Officer

Dated: June 14, 2005