Form 10-Q
period 2005-07-30
ANVIL HOLDINGS INC
filed 2005-09-13
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

At September 13, 2005 there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,600,000 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

Form 10-Q

ANVIL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	July 30, 2005	January 29, 2005 *
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,784	$4,682
Accounts receivable, less allowances for doubtful accounts of $1,189 and $1,188	26,186	28,366
Inventories	54,904	50,206
Prepaid and refundable income taxes	2,141	2,547
Deferred income taxes-current portion	3,605	3,605
Prepaid expenses and other current assets	1,909	1,365
Total current assets	96,529	90,771
PROPERTY, PLANT AND EQUIPMENT—Net	29,065	30,915
DEFERRED INCOME TAXES	897	897
INTANGIBLE ASSETS—Net	1,855	1,998
OTHER ASSETS	1,593	1,551
TOTAL ASSETS	$129,939	$126,132

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$7,144	$7,308
Accrued expenses and other current liabilities	16,127	17,417
Revolving credit loan	17,568	10,280
Total current liabilities	40,839	35,005
10-7/8% SENIOR NOTES	129,370	129,175
OTHER LONG-TERM OBLIGATIONS	197	197
REDEEMABLE PREFERRED STOCK-Net of Treasury Holdings	59,812	56,028
TOTAL LIABILITIES	230,218	220,405
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $81,126 and $76,299)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,600,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,813	12,813
Accumulated deficit	(113,131)	(107,125)
TOTAL STOCKHOLDERS’ DEFICIENCY	(100,279)	(94,273)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$129,939	$126,132

*Derived from audited financial Statements

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(Unaudited)		(Unaudited)

NET SALES	$48,953	$53,104	$98,451	$106,125
COST OF GOODS SOLD	39,499	42,549	79,902	82,618
GROSS PROFIT	9,454	10,555	18,549	23,507
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,204	5,888	13,098	12,782
AMORTIZATION OF INTANGIBLE ASSETS	68	68	143	143
OPERATING INCOME	3,182	4,599	5,308	10,582
INTEREST EXPENSE:
Interest on borrowings	3,821	3,678	7,633	7,468
Dividends and accretion on mandatorily redeemable preferred stock	1,911	1,685	3,784	3,292
Total interest expense	5,732	5,363	11,417	10,760
OTHER EXPENSE – NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	329	302	587	528

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(2,879)	(1,066)	(6,696)	(706)

(BENEFIT) PROVISION FOR INCOME TAXES	(66)	267	(690)	1,079

NET LOSS	(2,813)	(1,333)	(6,006)	(1,785)
Less Common A liquidation preference	(2,438)	(2,154)	(4,827)	(4,210)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,251)	$(3,487)	$(10,833)	$(5,995)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock	$7.06	$6.53	$13.86	$12.98

Class B Common Stock	$(1.35)	$(0.90)	$(2.78)	$(1.54)

Weighted average shares used in computation of basic and diluted income (loss) per share:
Class A Common	290,000	290,000	290,000	290,000
Class B Common	3,600,000	3,603,000	3,600,000	3,604,000

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(In Thousands)

	Common Stock			Additional	Accumulated
	Class A	Class B	Class C	Paid-in Capital	Deficit	Total

Balance at January 29, 2005	$3	$36	—	$12,813	$(107,125)	$(94,273)
Net loss					(6,006)	(6,006)
Balance at July 30, 2005	$3	$36	—	$12,813	$(113,131)	$(100,279)

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Six Months Ended
	July 30, 2005	July 31, 2004
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,006)	$(1,785)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed assets	3,407	3,350
Amortization of other assets	596	569
Preferred dividends (interest expense) payable on redemption	3,784	3,292
Changes in operating assets and liabilities:
Accounts receivable	2,180	(902)
Inventories	(4,698)	6,417
Prepaid and refundable income taxes	406	(51)
Prepaid expenses and other assets	(845)	(892)
Accounts payable	(164)	(1,272)
Accrued expenses & other liabilities	(1,290)	3,636
Net cash (used in) provided by operating activities	(2,630)	12,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,995)	(1,783)
Proceeds from disposals of property and equipment	439	37
Net cash used in investing activities	(1,556)	(1,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Term Loan	—	(586)
Borrowings (repayments) under revolving credit agreement	7,288	(8,762)
Repurchase of Common Stock	—	(5)
Net cash provided by financing activities	7,288	(9,353)

INCREASE IN CASH	3,102	1,263
CASH, BEGINNING OF PERIOD	4,682	1,451
CASH, END OF PERIOD	$7,784	2,714

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,633	$7,468
Cash paid for income taxes	$30	$1,130

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share Data)

NOTE 1 -General

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the fiscal period ended July 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2006, or any other period.  The balance sheet at January 29, 2005 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements for the fiscal year ended January 29, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2  - Credit Agreement

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725, which has been fully repaid.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Spectratex, Inc., a wholly-owned subsidiary of Anvil (“Spectratex” [formerly named Cottontops]) guaranty amounts due under the Loan Agreement.  Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At July 30, 2005, there was $17,568 outstanding under the Revolving Credit Facility bearing interest at 6.5%

NOTE 3  -  Inventories

Inventories at July 30, 2005 and January 29, 2005 consisted of the following:

	July 30, 2005	January 29, 2005

Finished goods	$45,306	$38,807
Work-in-process	1,635	1,821
Raw materials and supplies	7,963	9,578
	$54,904	$50,206

NOTE 4 –Intangible Assets

The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets be tested for impairment annually and when an event occurs indicating that it is possible an impairment exists.

The Company’s intangible assets, which are being amortized, consist of trademarks having an aggregate value of $4,858, less accumulated amortization of $3,003 and $2,860 as of July 30, 2005 and January 29, 2005, respectively.  Amortization expense for these trademarks will be $286 in each future fiscal year.

NOTE 5 – Redeemable Preferred Stock/Adoption of SFAS No. 150

Effective as of the beginning of the Company’s prior fiscal year, the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” were adopted.  SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities, if such financial instruments embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  Adoption of SFAS No. 150 required the Company to begin classifying its 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense.  Prior to the effective date of SFAS No. 150, the Company classified the Preferred Stock on its balance sheet between liabilities and equity and the related dividends and accretion as a reduction in equity not included as an element of interest expense.  The adoption of SFAS No. 150 does not affect the Company’s computation of basic and diluted net income (loss) per common share.

The Preferred Stock, as presented in the accompanying consolidated balance sheets, is determined as follows:

	July 30, 2005	January 29, 2005
Preferred Stock issued and outstanding (Liquidation value, $86,227 and $80,884)	$86,619	$81,139
Less—Preferred Stock in treasury (Liquidation value, $26,686 and $25,033)	(26,807)	(25,111)
Preferred Stock—net (Liquidation value, $59,541 and $55,851)	$59,812	$56,028

In accordance with the provisions of the Company’s Certificate of Designations relating to the Preferred Stock, the Company paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $20,254, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.  On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.

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

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net loss attributable to common stockholders	$(5,251)	$(3,487)	$(10,833)	$(5,995)

Net loss per common share	$(1.35)	$(0.90)	$(2.78)	$(1.54)
Liquidation Preference per Class A common share	8.41	7.43	16.64	14.52
Net income per Class A common share	$7.06	$6.53	$13.86	$12.98

Net loss per Class B common share	$(1.35)	$(0.90)	$(2.78)	$(1.54)

NOTE 7 - Summarized Financial Data of Certain Wholly-Owned Subsidiaries

Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil.  Anvil is Holdings’ only direct subsidiary.  Holdings, Spectratex and the Non-U.S. subsidiaries of Anvil fully and unconditionally, jointly and severally guarantee the 10-7/8% Senior Notes of Anvil.  In addition to Spectratex, Anvil has six other direct subsidiaries (the “Non-U.S. Subsidiaries”): A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; Annic LLC, S.A., organized in Nicaragua; and Anvil GmbH (formerly named CDC GmbH), organized in Germany.  There are no other direct or indirect subsidiaries of the Company.  The following information presents certain condensed consolidating financial data for Holdings, Anvil, Spectratex and the Non-U.S. Subsidiaries.  Complete financial statements and other disclosures concerning Anvil, Spectratex and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.

	Holdings	Anvil	Spectratex	Non-U.S. Subsidiaries	Eliminations	Holdings and Subsidiaries Consolidated
QUARTER ENDED JULY 30, 2005

Balance Sheet Data
Cash and cash equivalents		$6,886	$103	$795		$7,784
Accounts receivable-net		24,048	7	2,131		26,186
Inventories		52,530	356	2,018		54,904
Other current assets		7,156	84	415		7,655
Total current assets		90,620	550	5,359		96,529
Property, plant & equipment-net		23,557	1,043	4,465		29,065
Intangibles and other non-current assets-net		3,736		609		4,345
Investment in Anvil	$(40,467)				$40,467
Investment in Spectratex		1,105			(1,105)
Investment in Non-U.S. Subsidiaries		7,546			(7,546)
	$(40,467)	$126,564	$1,593	$10,433	$31,816	$129,939

	Holdings	Anvil	Spectratex	Non-U.S. Subsidiaries	Eliminations	Holdings and Subsidiaries Consolidated
QUARTER ENDED JULY 30, 2005-(Continued)
Accounts payable		$6,099	$343	$702		$7,144
Accrued liabilities and other current liabilities		13,797	145	2,185		16,127
Revolving credit loan		17,568				17,568
Long-term debt and other non-current liabilities	$59,812	129,567				189,379
Stockholders’ (deficiency)/ equity	(100,279)	(40,467)	1,105	7,546	$31,816	(100,279)
	$(40,467)	$126,564	$1,593	$10,433	$31,816	$129,939
Statement of Operations Data
Net sales		$46,682	$2,023	$6,090	(5,842)	$48,953
Cost of goods sold		36,717	2,183	6,441	(5,842)	39,499
Gross profit (loss)		9,965	(160)	(351)		9,454
Operating expenses		5,833	144	295		6,272
Interest expense and other	$1,911	4,150				6,061
Loss before income taxes	(1,911)	(18)	(304)	(646)		(2,879)
Benefit for income taxes	—	—	(122)	56		(66)
Net loss	$(1,911)	$(18)	$(182)	$(702)		$(2,813)

SIX MONTHS ENDED JULY 30, 2005
Statement of Operations Data
Net sales		$94,289	$4,740	$11,098	(11,676)	$98,451
Cost of goods sold		75,051	4,989	11,538	(11,676)	79,902
Gross profit (loss)		19,238	(249)	(440)		18,549
Operating expenses		12,331	329	581		13,241
Interest expense and other	$3,784	8,220				12,004
Loss before income taxes	(3,784)	(1,313)	(578)	(1,021)		(6,696)
Benefit for income taxes	—	(515)	(231)	56		(690)
Net loss	$(3,784)	$(798)	$(347)	$(1,077)		$(6,006)

Cash Flow Data
Cash used by operations		$(1,599)	$(168)	$(863)		$(2,630)
Investing Activities—Purchase of property, plant & equipment and other-net		(439)	(51)	(1,066)		(1,556)
Financing Activities—Borrowings/ repayments and other-net		7,288				7,288
Intercompany financing activities		(2,746)	243	2,503		—
Increase in cash		2,504	24	574		3,102
Cash at beginning of period		4,382	79	221		4,682
Cash at end of period		$6,886	$103	$795		$7,784

QUARTER ENDED JULY 31, 2004
Statement of Operations Data
Net sales		$45,943	$6,048	$6,567	$(5,454)	$53,104
Cost of goods sold		35,742	6,094	6,167	(5,454)	42,549
Gross profit (loss)		10,201	(46)	400		10,555
Operating expenses		5,525	152	279		5,956
Interest expense and other	$1,685	3,980				5,665
(Loss) income before taxes	(1,685)	696	(198)	121		(1,066)
Provision (benefit) for income taxes	—	298	(83)	52		267
Net (loss) income	$(1,685)	$398	$(115)	$69		$(1,333)

				Non-U.S.		Holdings and Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	Eliminations	Consolidated
SIX MONTHS ENDED JULY 31, 2004
Statement of Operations Data

Net sales		$92,680	$11,318	$12,266	$(10,139)	$106,125
Cost of goods sold		70,061	11,249	11,447	(10,139)	82,618
Gross profit		22,619	69	819		23,507
Operating expenses		12,085	310	530		12,925
Interest expense and other	$3,292	7,996				11,288
(Loss) income before taxes	(3,292)	2,538	(241)	289		(706)
Provision (benefit) for income taxes	—	1,059	(101)	121		1,079
Net (loss) income	$(3,292)	$1,479	$(140)	$168		$(1,785)

Cash Flow Data
Cash provided by operation		$10,000	$690	$1,667		$12,357
Investing Activities—Purchase of property, plant & equipment and other-net		(1,422)	(185)	(139)		(1,746)
Financing Activities—Borrowings and repayments under credit agreement -net		(9,348)				(9,348)
Intercompany financing activities		1,287	(416)	(871)		—
Increase in cash		517	89	657		1,263
Cash at beginning of period		1,126	2	323		1,451
Cash at end of period		$1,643	$91	$980		$2,714

YEAR ENDED JANUARY 29, 2005

Balance Sheet Data

Cash and cash equivalents		$4,382	$79	$221		$4,682
Accounts receivable-net		27,071	113	1,182		28,366
Inventories		48,464	259	1,483		50,206
Other current assets		7,275	90	152		7,517
Total current assets		87,192	541	3,038		90,771
Property, plant & equipment-net		25,259	1,155	4,501		30,915
Intangibles and other non-current assets-net		4,138		308		4,446
Investment in Anvil	$(38,245)				$38,245
Investment in Cottontops		1,044			(1,044)
Investment in Non-U.S. Subsidiaries		6,120			(6,120)
	$(38,245)	$123,753	$1,696	$7,847	$31,081	$126,132

Accounts payable		$6,547	$472	$289		$7,308
Accrued liabilities and other current liabilities		15,799	180	1,438		17,417
Revolving credit loan		10,280				10,280
Long-term debt and other non-current obligations (including mandatorily redeemable preferred stock)	$56,028	129,372				185,400
Stockholders’ (deficiency)/ equity	(94,273)	(38,245)	1,044	6,120	$31,081	(94,273)
	$(38,245)	$123,753	$1,696	$7,847	$31,081	$126,132

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

Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  Pursuant to Statement of Financial Accounting Standards No. 144, there have been no adjustments to the carrying amount of long-lived assets resulting from the Company’s evaluation for any periods presented in the accompanying financial statements.

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

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.7	80.1	81.2	77.8
Gross profit	19.3	19.9	18.8	22.2
Selling, general and administrative expenses	12.7	11.1	13.3	12.0
Interest expense	11.7	10.1	11.6	10.1
Other Data:
EBITDA (1)	$5,026,000	$6,306,000	$8,858,000	$14,075,000
Percentage of net sales	10.3%	11.9%	9.0%	13.3%

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

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Net loss	$(2,813,000)	$(1,333,000)	$(6,006,000)	$(1,785,000)
Add back:
Provision (benefit) for income taxes	(66,000)	267,000	(690,000)	1,079,000
Interest expense	5,732,000	5,363,000	11,417,000	10,760,000
Other expenses (non-operating)	329,000	302,000	587,000	528,000
Operating income	3,182,000	4,599,000	5,308,000	10,582,000
Add: Depreciation of fixed assets	1,776,000	1,639,000	3,407,000	3,350,000
Amortization of intangible assets	68,000	68,000	143,000	143,000
EBITDA	$5,026,000	$6,306,000	$8,858,000	$14,075,000

Quarter Ended July 30, 2005 Compared to Quarter Ended July 31, 2004

Net sales for the quarter ended July 30, 2005 amounted to $48,953,000, as compared to $53,104,000 for the comparable quarter of the preceding fiscal year, a decrease of $4,151,000, or 7.8%.  Total units sold in the current quarter were 4.7% less than the same period of the prior year and average selling prices were approximately 3% lower, due chiefly to an unfavorable change in product mix.

Gross profit declined from $10,555,000 in the quarter ended July 31, 2004 to $9,454,000 in the current fiscal quarter ended July 30, 2005, a reduction of $1,101,000 or 10.4%.  Gross margin for the current year’s quarter was 19.3% as compared to 19.9% for the same period of the prior year.  The decline in gross profit is primarily the result of the aforementioned reduction in unit sales.  In addition, the Company’s gross margin was affected by the following factors in the approximate amounts indicated: (i) higher manufacturing costs experienced in the Company’s offshore cutting and sewing operations — $1,500,000 (ii) an unfavorable change in product mix—$500,000:; and (iii) higher costs relating to the Company’s garment dyeing operations— $200,000. These cost increases were substantially offset by an approximately $900,000 reduction in yarn costs in the current fiscal quarter as compared to the same period of the prior year.

Selling, general and administrative expenses (including distribution expense) was $316,000 greater in the fiscal quarter ended July 30, 2005 as compared to the same period in the prior fiscal year.  This increase is primarily the result of additional selling and administrative salaries, partially offset by a reduction of approximately $100,000 in advertising expenditures.

Interest expense on borrowings was slightly higher in the current fiscal quarter than the same period of the prior year.  Due to increases in the prime rate, interest rates on the Company’s revolving credit line were higher during the current fiscal quarter than the same period in the prior year.  Also, borrowing levels in the current fiscal quarter were higher than the same period of the prior year.  Dividends and accretion on the Company’s Redeemable Preferred Stock, classified as interest expense, increased $226,000 due to the compounding of unpaid dividends (see Note 2 to the financial statements included elsewhere herein).

Six months Ended July 30, 2005 Compared to Six months Ended July 31, 2004

Net sales for the six months ended July 30, 2005 amounted to $98,451,000, as compared to $106,125,000 for the comparable six months of the preceding fiscal year, a decrease of $7,674,000, or 7.2%.  Total units sold in the current six months were 2.9% less than the same period of the prior year and average selling prices were approximately 4% lower, due chiefly to an unfavorable change in product mix.

Gross profit declined from $23,507,000 in the six months ended July 31, 2004 to $18,549,000 in the current six months ended July 30, 2005, a reduction of $4,958,000 or 21%.  Gross margin for the current year’s six month period was 18.8% as compared to 22.2% for the same period of the prior year.  The decline in gross profit was partially caused by the aforementioned reduction in unit sales.  The year to date decline in gross margin, most of which occurred in the first quarter of the current fiscal year, was caused by the following factors in the approximate amounts indicated: (i) a year to date unfavorable change in product mix—$3,000,000: (ii) higher manufacturing costs experienced in the Company’s offshore cutting and sewing operations — $1,400,000; and (iii) higher costs relating to the Company’s garment dyeing operations — $900,000.  On a year to date basis, yarn costs decreased approximately $300,000.

Selling, general and administrative expenses (including distribution expense) was $316,000 greater in the fiscal six months ended July 30, 2005 as compared to the same period in the prior fiscal year.  Increases in selling and administrative salaries and related expenses were approximately $650,000 higher in the current six months when compared to the same period of the prior year.  These increases were partially offset by a reduction of approximately $350,000 in advertising expenditures.

Interest expense on borrowings was slightly higher in the current fiscal six months than the same period of the prior year.  Due to increases in the prime rate, interest rates on the Company’s revolving credit line were higher during the current fiscal six months than the same period in the prior year.  Also, borrowing levels in the current fiscal six months were higher than the same period of the prior year.  Dividends and accretion on the Company’s Redeemable Preferred Stock, classified as interest expense, increased $492,000 due to the compounding of unpaid dividends (see Note 2 to the financial statements included elsewhere herein).

Analysis of Cash Flow Data

Cash used by operating activities was approximately $2,600,000 in the current fiscal six months, while in the same fiscal six months of the prior year, the Company’s operating activities provided approximately $12,400,000 in cash.  The major items contributing to the variance of approximately $15,000,000 are as follows: (i) operating income was approximately $5,200,000 less in the current fiscal six months as compared to the same period of the prior year;  (ii) inventories increased approximately $4,700,000 in the current fiscal six months as compared to a decrease in inventories of approximately $6,400,000 during the prior fiscal six months; and (iii) other operating assets and liabilities changed due primarily to timing of receipts and disbursements.

Cash used in investing activities was approximately $200,000 less in the fiscal six months ended July 30, 2005 as compared to the first six months of the prior fiscal year, representing a decrease in the Company’s net investments in capital equipment.

Cash provided by financing activities was $7,288,000 in the fiscal six months ended July 30, 2005.  This amount represents the Company’s net borrowings under its revolving credit line through the end of the first six months of fiscal 2005.  For the same period of the prior year, the company made net repayments of $8,762,000 on its revolving credit line  The Company completed repayment of its Term Loan in April 2004, and accordingly expended $586,000 less in Term Loan payments in the current fiscal six months than the prior year’s fiscal six months.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of $3,708,000 and $4,333,000 in the fiscal years ended January 31, 2004 and January 29, 2005, respectively.  Management estimates that capital expenditures in the next two fiscal years will be approximately $4,000,000 annually, exclusive of the planned textile facility in Honduras.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.

The Company’s principal working capital requirements are financing accounts receivable and inventories.  The Company also expended $13,201,000 through the fiscal year ended February 1, 2003 to acquire a portion of its Redeemable Preferred Stock.

At July 30, 2005 the Company had net working capital of $55,690,000 comprised of $7,784,000 in cash and cash equivalents, $26,186,000 of accounts receivable, $54,904,000 of inventories and $7,655,000 of other current assets, less revolving credit borrowings of $17,568,000 and accounts payable and other current liabilities of $23,271,000.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the

“Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725,000 which has been fully repaid.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangible and tangible property, plant and equipment of Anvil.  Holdings and Spectratex guaranty amounts due under the Loan Agreement.  Interest on the Revolving Credit Facility is at prime plus one quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At July 30, 2005, there was $17,568,000 outstanding under the Revolving Credit Facility bearing interest at 6.5%.  While on the same date, the Company had cash on hand of $7,784,000, it should be noted that both the Company’s Revolving Credit borrowings and its cash position are subject to daily fluctuations based on numerous factors such as collections, operating expenses and capital expenditures.

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

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of July 30, 2005 is as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Total
Long-term debt		$130,000,000		$130,000,000
Interest on long-term debt	$14,137,500	14,137,500		28,275,000
Operating leases	2,787,000	3,310,000	$352,000	6,449,000
Redeemable Preferred Stock			96,197,000	96,197,000
Total	$16,924,500	$147,447,500	$96,549,000	$260,921,000

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

Statement Regarding Forward-Looking Information

The Company’s results of operations have been significantly affected by industry-wide fluctuations in selling prices, which have declined significantly over the last several years.  Management continues its efforts to reduce costs and improve manufacturing efficiencies.  A new leased cut and sew facility in Nicaragua became operational in April 2005, replacing a Honduran facility whose lease expired in December 2004; an expansion of this facility is in process.  Upon expiration of the lease for the Company’s El Salvador facility in early 2006, the Company plans to transfer that production to its new expanded Nicaragua facility.  Anvil’s wholly-owned Honduran subsidiary, A.K.H., S.A., has entered into a lease agreement to construct a new textile facility.  After some anticipated transitional inefficiencies, the cut and sew facility in Nicaragua and the textile facility in Honduras are expected to substantially reduce future labor costs.

Management anticipates that the phasing-in of its new textile facility will require future adjustments to the carrying value of a significant portion of its fixed assets, as well as one-time additional costs and charges relating to the transition.  While the transition has not yet progressed to the stage where such costs are estimable with any reasonable certainty, Management currently anticipates charges relating to fixed assets will approximate $2,000,000, in addition to charges relating to personnel and other costs also approximating $2,000,000.

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

Some of the factors the Company anticipates will occur during the last half of the current fiscal year are as follows:

•                  Yarn costs, which were higher during the first quarter of fiscal 2005 when compared to the same period of the prior fiscal year, have since declined and are expected to be lower during the third and fourth fiscal quarters than the comparable periods in the prior fiscal year.

•                  The Company has recently announced a price increase on selected products.

•                  Production inefficiencies and restructuring costs experienced at Spectratex during the first fiscal quarter have abated and are expected to be minimal in the future.

•                  Irregulars and related markdowns of inventory, which were exceptionally high during the first fiscal quarter, are returning to their historical levels.

•                  Further reductions in advertising and other sales promotion expenditures are planned for the balance of the fiscal year ending January 28, 2006.

Taking into account the foregoing factors, Management continues its estimate that for fiscal 2005, net sales will be approximately the same as the amount realized in fiscal 2004, and

EBITDA will be approximately 20% less (exclusive of the charges relating to the new textile facility discussed above).

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of July 30, 2005 and concluded that these controls and procedures are effective.

There have been no changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Registrant’s controls over financial reporting subsequent to July 30, 2005.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Board of Directors of the Registrant has not declared any quarterly dividends on the Company’s 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $20,254,000, excluding dividends on Preferred Stock held by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)   The Company held its annual meeting of Class B stockholders on May 19, 2005.

(b)  At the aforementioned annual meeting, the five Directors subject to the vote of the Class B stockholders were re-elected to the Board of Directors to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified.  All votes cast (a total of 3,147,024) were in favor of each Director.  There were 452,976 votes withheld.

The annual meeting of 13% Senior Exchangeable Preferred Stockholders called by the Board of Directors to be held May 19, 2005, was not held due to the lack of a quorum.  Accordingly, the two Directors elected on November 6, 2003 by the holders of the Preferred Stock (see Note 2 to the Financial Statements) continue to serve as Directors.

Item 6.  Exhibits

31.1     Certification of Principal Executive Officer pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

31.2     Certification of Principal Financial Officer pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

Items 1, 2 and 5 are not applicable and have been omitted.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ANVIL HOLDINGS, INC.

(Registrant)

/s/ Frank Ferramosca
Frank Ferramosca
Vice President, Principal
Financial and Accounting Officer

Dated: September 13, 2005