Form 10-Q
period 2005-10-29
ANVIL HOLDINGS INC
filed 2005-12-13
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 29, 2005

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

Yes ☐           No ☒

At December 13, 2005 there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,600,000 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

ANVIL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	October 29, 2005	January 29, 2005 *
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$8,022	$4,682
Accounts receivable, less allowances for doubtful accounts of $1,100 and $1,188	19,510	28,366
Inventories	55,352	50,206
Prepaid and refundable income taxes	142	2,547
Deferred income taxes-current portion—Net	—	3,605
Prepaid expenses and other current assets	1,978	1,365
Total current assets	85,004	90,771
PROPERTY, PLANT AND EQUIPMENT—Net	23,058	30,915
DEFERRED INCOME TAXES—Net	—	897
INTANGIBLE ASSETS—Net	1,780	1,998
OTHER ASSETS	1,461	1,551
TOTAL ASSETS	$111,303	$126,132

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$5,731	$7,308
Accrued expenses and other current liabilities	14,318	17,417
Revolving credit loan	15,588	10,280
Total current liabilities	35,637	35,005
10-7/8% SENIOR NOTES	129,468	129,175
OTHER LONG-TERM OBLIGATIONS	127	197
REDEEMABLE PREFERRED STOCK-Net of Treasury Holdings	61,796	56,028
TOTAL LIABILITIES	227,028	220,405
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $83,653 and $76,299)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,600,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,813	12,813
Accumulated deficit	(128,577)	(107,125)
TOTAL STOCKHOLDERS’ DEFICIENCY	(115,725)	(94,273)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$111,303	$126,132

*Derived from audited financial Statements

See unaudited condensed notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Oct 29, 2005	Oct 30, 2004	Oct 29, 2005	Oct 30, 2004
	(Unaudited)		(Unaudited)

NET SALES	$41,399	$41,477	$139,850	$147,602
COST OF GOODS SOLD	34,129	34,219	114,031	116,837
GROSS PROFIT	7,270	7,258	25,819	30,765
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,637	6,322	19,735	19,104
PROVISION FOR ASSET IMPAIRMENT	5,000	—	5,000	—
AMORTIZATION OF INTANGIBLE ASSETS	75	75	218	218
OPERATING (LOSS) INCOME	(4,442)	861	866	11,443
INTEREST EXPENSE:
Interest on borrowings	3,773	3,611	11,406	11,079
Dividends and accretion on mandatorily redeemable preferred stock	1,984	1,749	5,768	5,041
Total interest expense	5,757	5,360	17,174	16,120
OTHER EXPENSE – NET, PRINCIPALLY AMORTIZATION OF DEBT COSTS	258	270	845	798

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(10,457)	(4,769)	(17,153)	(5,475)

PROVISION (BENEFIT) FOR INCOME TAXES	4,989	(1,180)	4,299	(101)

NET LOSS	(15,446)	(3,589)	(21,452)	(5,374)
Less Class A common stock liquidation preference	(2,527)	(2,233)	(7,354)	(6,443)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,973)	$(5,822)	$(28,806)	$(11,817)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

Class A Common Stock	$4.09	$6.20	$17.95	$19.18

Class B Common Stock	$(4.62)	$(1.50)	$(7.41)	$(3.04)

Weighted average shares used in computation of basic and diluted income (loss) per share:
Class A Common	290,000	290,000	290,000	290,000
Class B Common	3,600,000	3,600,000	3,600,000	3,603,000

See unaudited condensed notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(In Thousands)

	Common Stock			Additional	Accumulated
	Class A	Class B	Class C	Paid-in Capital	Deficit	Total

Balance at January 29, 2005	$3	$36	—	$12,813	$(107,125)	$(94,273)
Net loss					(21,452)	(21,452)
Balance at October 29, 2005	$3	$36	—	$12,813	$(128,577)	$(115,725)

See unaudited condensed notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Nine Months Ended
	October 29, 2005	October 30, 2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,452)	$(5,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,066	5,105
Amortization of other assets	906	879
Deferred income taxes	4,502	—
Provision for asset impairment	5,000	—
Preferred dividends (interest expense) payable on redemption	5,768	5,041
Changes in operating assets and liabilities:
Accounts receivable	8,856	5,909
Inventories	(5,146)	2,828
Prepaid and refundable income taxes	2,405	3,732
Prepaid expenses and other current assets	(613)	(456)
Accounts payable	(1,577)	(1,373)
Accrued expenses and other liabilities	(3,169)	1,890
Other—net	(304)	(700)
Net cash provided by operating activities	242	17,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,676)	(3,196)
Proceeds from disposals of property and equipment	466	42
Net cash used in investing activities	(2,210)	(3,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Term Loan	—	(586)
Net borrowings (repayments) of revolving credit agreement	5,308	(10,168)
Net cash provided by (used in) financing activities	5,308	(10,754)

INCREASE IN CASH	3,340	3,573
CASH, BEGINNING OF PERIOD	4,682	1,451
CASH, END OF PERIOD	$8,022	$5,024

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,940	$14,613
Cash refunds of income taxes	$(2,480)	$(3,833)

See unaudited condensed notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share Data)

NOTE 1 -General

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in accordance with accounting principles which are generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation  S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the fiscal period ended October 29, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2006, or any other period.  The balance sheet at January 29, 2005 has been derived from the audited financial statements at that date.  For further information, including a discussion of the Company’s significant accounting policies, refer to the consolidated financial statements for the fiscal year ended January 29, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2  - Credit Agreement

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving

Credit Facility”).   The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725, which has been fully repaid.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangibles and property, plant and equipment of Anvil.  Holdings and Spectratex, Inc., a wholly-owned subsidiary of Anvil (“Spectratex” [formerly named Cottontops]) guarantee amounts due under the Loan Agreement.   Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At October 29, 2005, there was $15,588 outstanding under the Revolving Credit Facility bearing interest at  7.0%.  At the same date, the amount available for additional borrowings was $13,153.  The maximum amount outstanding under the Revolving Credit Facility during the nine months ended October 29, 2005 was $31,064.

NOTE  3  -  Inventories

Inventories at October 29, 2005 and January 29, 2005 consisted of the following:

	October 29, 2005	January 29, 2005

Finished goods	$44,722	$38,807
Work-in-process	1,998	1,821
Raw materials and supplies	8,632	9,578
	$55,352	$50,206

NOTE 4 –Intangible Assets

The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets be tested for impairment annually and when an event occurs indicating that it is possible an impairment exists.

The Company’s intangible assets, which are being amortized, consist of trademarks having an aggregate value of $4,858, less accumulated amortization of $3,078 and $2,860 as of October 29, 2005 and January 29, 2005, respectively.  Amortization expense for these trademarks will be $286 in each future fiscal year.

NOTE 5 – Provision for Asset Impairment

In connection with the Company’s decision to construct a new textile facility in Honduras and to transfer certain production operations to that facility, Management assessed the recoverability of existing assets which would be affected by this decision.  Based upon such assessment, the Company determined to provide a $5,000 charge representing its preliminary estimate of the impairment to the carrying value of the affected property, plant and equipment, net of the estimated proceeds from the sale of certain of this property, plant and equipment.  This amount does not include future expenses (presently estimated at approximately $2,000) which may be incurred for personnel costs once the transition and related contractual matters have further progressed.

NOTE 6 – Deferred Tax Asset Valuation Allowance

Pursuant to SFAS No. 109, Accounting for Income Taxes, during the quarter ended October 29, 2005, as a result of recent losses which the Company is not able to carry back against prior years’ income, as well as recent Management projections, the Company determined that, at this time, realization of the Company’s net deferred tax assets is uncertain.  Accordingly, the Company increased its valuation allowances relating to its deferred tax assets to fully reserve against its net deferred tax assets as of October 29, 2005.  As such, a non-cash charge of $9,100 was taken in the third quarter of fiscal 2005, which is included in the accompanying consolidated statements of operations for the three and nine month periods ended October 29, 2005 within the provision (benefit) for income taxes.  This valuation allowance offsets the net deferred tax assets of $4,502 which existed at January 29, 2005, plus approximately $4,600 of deferred tax assets related to additional operating loss carryforwards generated in the current fiscal nine month period ended October 29, 2005.  Valuation allowances will continue to be recorded to offset subsequent tax losses, and a portion or all of such valuation allowances could be reversed in the future, depending upon the availability of  deferred tax assets and carryforwards to offset any future taxable income.

NOTE 7 –Redeemable Preferred Stock

SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities, if such financial instruments embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  Accordingly, the Company classifies its 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense. The Preferred Stock, as presented in the accompanying consolidated balance sheets, is determined as follows:

	October 29,	January 29,
	2005	2005
Preferred Stock issued and outstanding
(Liquidation value, $89,029 and $80,884)	$89,493	$81,139
Less—Preferred Stock in treasury
(Liquidation value, $27,554 and $25,033)	(27,697)	(25,111)
Preferred Stock—net
(Liquidation value, $61,475 and $55,851)	$61,796	$56,028

In accordance with the provisions of the Company’s Certificate of Designations relating to the Preferred Stock, the Company paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount included all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $22,189, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of

Directors.    On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.  Effective November 17, 2005, one such director resigned.

NOTE 8 – Income (Loss) per Share

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders	$(17,973)	$(5,822)	$(28,806)	$(11,817)

Net loss per common share	$(4.62)	$(1.50)	$(7.41)	$(3.04)
Liquidation Preference per Class A common share	8.71	7.70	25.36	22.22
Net income per Class A common share	$4.09	$6.20	$17.95	$19.18

Net loss per Class B common share	$(4.62)	$(1.50)	$(7.41)	$(3.04)

Weighted average shares used in computation of basic and diluted income (loss) per share:
Class A Common	290,000	290,000	290,000	290,000
Class B Common	3,600,000	3,600,000	3,600,000	3,603,000

NOTE  9 - Summarized Financial Data of Certain Wholly-Owned Subsidiaries

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

						Holdings and
				Non-U.S.		Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	Eliminations	Consolidated
FISCAL QUARTER ENDED OCTOBER 29, 2005
Balance Sheet Data
Cash		$6,780	$112	$1,130		$8,022
Accounts receivable-net		17,687	9	1,814		19,510
Inventories		53,001	304	2,047		55,352
Other current assets		1,669	38	413		2,120
Total current assets		79,137	463	5,404		85,004
Property, plant & equipment-net		17,862	1,019	4,177		23,058
Intangibles and other non-current assets-net		2,632		609		3,241
Investment in Anvil	$(53,929)				$53,929
Investment in Spectratex		1,142			(1,142)
Investment in Non-U.S. Subsidiaries		7,613			(7,613)
	$(53,929)	$108,386	$1,482	$10,190	$45,174	$111,303

Accounts payable		$5,148	$231	$352		$5,731
Accrued liabilities and other current liabilities		11,984	109	2,225		14,318
Revolving credit loan		15,588				15,588
Total current liabilities		32,720	340	2,577		35,637
Long-term debt and other non-current liabilities	$61,796	129,595				191,391
Stockholders’ (deficiency)/ equity	(115,725)	(53,929)	1,142	7,613	$45,174	(115,725)
	$(53,929)	$108,386	$1,482	$10,190	$45,174	$111,303
Statement of Operations Data
Net sales		$39,618	$1,629	$5,061	(4,909)	$41,399
Cost of goods sold		31,688	1694	5,656	(4,909)	34,129
Gross profit (loss)		7,930	(65)	(595)		7,270
Operating expenses		6,328	119	265		6,712
Provision for asset impairment		5,000				5,000
Interest expense and other	$1,984	4,031				6,015
Loss before income taxes	(1,984)	(7,429)	(184)	(860)		(10,457)
Provision (benefit) for income taxes	—	4,814	231	(56)		4,989
Net loss	$(1,984)	$(12,243)	$(415)	$(804)		$(15,446)

FISCAL NINE MONTHS ENDED OCTOBER 29, 2005
Statement of Operations Data
Net sales		$133,907	$6,369	$16,159	(16,585)	$139,850
Cost of goods sold		106,739	6,683	17,194	(16,585)	114,031
Gross profit (loss)		27,168	(314)	(1,035)		25,819
Operating expenses		18,659	448	846		19,953
Provision for asset impairment		5,000				5,000
Interest expense and other	$5,768	12,251				18,019
Loss before income taxes	(5,768)	(8,742)	(762)	(1,881)		(17,153)
Provision for income taxes	—	4,299				4,299
Net loss	$(5,768)	$(13,041)	$(762)	$(1,881)		$(21,452)

						Holdings and
				Non-U.S.		Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	Eliminations	Consolidated

FISCAL NINE MONTHS ENDED
OCTOBER 29, 2005- (Continued)
Cash Flow Data
Cash provided (used) by operations		$2,144	$(711)	$(1,191)		$242
Investing Activities—Purchase of property, plant & equipment and other-net		(820)	(116)	(1,274)		(2,210)
Financing Activities—Borrowings/ repayments and other-net		5,308				5,308
Intercompany financing activities		(4,234)	860	3,374		—
Increase in cash		2,398	33	909		3,340
Cash at beginning of period		4,382	79	221		4,682
Cash at end of period		$6,780	$112	$1,130		$8,022

FISCAL QUARTER ENDED OCTOBER 30, 2004
Statement of Operations Data
Net sales		$39,367	$2,419	$5,562	$(5,871)	$41,477
Cost of goods sold		32,128	2,642	5,320	(5,871)	34,219
Gross profit (loss)		7,239	(223)	242		7,258
Operating expenses		5,972	166	259		6,397
Interest expense and other	1,749	3,881				5,630
Loss before taxes	(1,749)	(2,614)	(389)	(17)		(4,769)
(Benefit) provision for income taxes	—	(1,087)	(132)	39		(1,180)
Net loss	$(1,749)	$(1,527)	$(257)	$(56)		$(3,589)

FISCAL NINE MONTHS ENDED OCTOBER 30, 2004
Statement of Operations Data
Net sales		$132,047	$13,737	$17,828	$(16,010)	$147,602
Cost of goods sold		102,189	13,891	16,767	(16,010)	116,837
Gross profit (loss)		29,858	(154)	1,061		30,765
Operating expenses		18,057	476	789		19,322
Interest expense and other	5,041	11,877				16,918
(Loss) income before taxes	(5,041)	(76)	(630)	272		(5,475)
(Benefit) provision for income taxes	—	(28)	(233)	160		(101)
Net (loss) income	$(5,041)	$(48)	$(397)	$112		$(5,374)

Cash Flow Data
Cash provided by operations		$12,504	$3,046	$1,932		$17,482
Investing Activities—Purchase of property, plant & equipment and other-net		(2,609)	(379)	(167)		(3,155)
Financing Activities—Borrowings and repayments under credit agreement -net		(10,754)				(10,754)
Intercompany financing activities		3,650	(2,391)	(1,259)		—
Increase in cash		2,791	276	506		3,573
Cash at beginning of period		1,126	2	323		1,451
Cash at end of period		$3,917	$278	$829		$5,024

						Holdings and
				Non-U.S.		Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	Eliminations	Consolidated

FISCAL YEAR ENDED JANUARY 29, 2005
Balance Sheet Data
Cash		$4,382	$79	$221		$4,682
Accounts receivable-net		27,071	113	1,182		28,366
Inventories		48,464	259	1,483		50,206
Other current assets		7,275	90	152		7,517
Total current assets		87,192	541	3,038		90,771
Property, plant & equipment-net		25,259	1,155	4,501		30,915
Intangibles and other non-current assets-net		4,138		308		4,446
Investment in Anvil	$(38,245)				$38,245
Investment in Spectratex		1,044			(1,044)
Investment in Non-U.S. Subsidiaries		6,120			(6,120)
	$(38,245)	$123,753	$1,696	$7,847	$31,081	$126,132

Accounts payable		$6,547	$472	$289		$7,308
Accrued liabilities and other current liabilities		15,799	180	1,438		17,417
Revolving credit loan		10,280				10,280
Long-term debt and other non-current obligations (including mandatorily redeemable preferred stock)	$56,028	129,372				185,400
Stockholders’ (deficiency)/ equity	(94,273)	(38,245)	1,044	6,120	$31,081	(94,273)
	$(38,245)	$123,753	$1,696	$7,847	$31,081	$126,132

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

Evaluation of Long-Lived Assets— Pursuant to SFAS No. 144, long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.   In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  In the fiscal quarter ended October 29, 2005, the Company recorded an impairment charge of $5,000,000 relating to the planned transfer of production operations of its textile facilities. See Note 5 to the financial statements, included elsewhere herein.

Deferred Tax Valuation Allowances—In accordance with SFAS No. 109, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credits.  A valuation allowance is established and adjusted as appropriate for deferred tax assets which Management estimates are more likely than not to be unrealizable.  In evaluating the need for tax valuation allowances, Management considers historical and forecasted operating results, based upon approved business plans, including a review of carryforward periods, tax planning opportunities and other relevant considerations.

Results of Operations—General

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

Recent Trends and Forward Looking Information

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

Anvil’s wholly-owned Honduran subsidiary, A.K.H., S.A., has entered into a lease agreement to construct a new textile facility.  In connection therewith, Management assessed the recoverability of related assets which would be affected by the transition of production activities.  Based upon such assessment, the Company determined to provide a $5,000,000 charge representing its preliminary estimate of the impairment to the carrying value of the affected property, plant and equipment, net of the estimated proceeds from the sale of certain of this property, plant and equipment.  This amount does not include future expenses (presently estimated at approximately $2,000,000) which may be incurred for personnel costs once the transition and related contractual matters have further progressed.

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

Some of the factors the Company anticipates will occur in future fiscal periods are as follows:

•                  Yarn costs, which were higher during the first quarter of fiscal 2005 when compared to the same period of the prior fiscal year, have since declined and were lower during the most recently completed fiscal quarter.  Such costs are expected to remain as low or lower during the Company’s fourth fiscal quarter.

•                  Production inefficiencies and restructuring costs experienced at Spectratex during the first fiscal quarter have abated and are expected to be minimal during future fiscal periods.

•                  Irregulars and related markdowns of inventory, which were exceptionally high during the first fiscal quarter, have returned to historical levels and are expected to continue at such levels in the future.

•                  The Company is reviewing its advertising and other sales promotion and may further reduce such expenditures as circumstances permit.

Taking into account the foregoing factors, Management now estimates that for fiscal 2005,  net sales will  be approximately 5% less than the amount realized in fiscal 2004, and EBITDA will be approximately 25% less (exclusive of charges relating to the new textile facility discussed above).

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Oct 29, 2005	Oct 30, 2004	Oct 29, 2005	Oct 30, 2004
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.4	82.5	81.5	79.2
Gross profit	17.6	17.5	18.5	20.8
Selling, general and administrative expenses	16.0	15.2	14.1	12.9
Interest expense	13.9	12.9	12.3	10.9
Other Data:
EBITDA (1)	$2,292,000	$2,691,000	$11,150,000	$16,766,000
Percentage of net sales	5.5%	6.5%	8.0%	11.4%

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

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Oct 29, 2005	Oct 30, 2004	Oct 29, 2005	Oct 30, 2004

Net loss	$(15,446,000)	$(3,589,000)	$(21,452,000)	$(5,374,000)
Add back:
Provision for asset impairment	5,000,000	—	5,000,000	—
Provision (benefit) for income taxes	4,989,000	(1,180,000)	4,299,000	(101,000)
Interest expense	5,757,000	5,360,000	17,174,000	16,120,000
Other expenses (non-operating)—net	258,000	270,000	845,000	798,000
	558,000	861,000	5,866,000	11,443,000
Add: Depreciation of fixed assets	1,659,000	1,755,000	5,066,000	5,105,000
Amortization of intangible assets	75,000	75,000	218,000	218,000
EBITDA	$2,292,000	$2,691,000	$11,150,000	$16,766,000

Quarter Ended October 29, 2005 Compared to Quarter Ended October 30, 2004

Net sales for the quarter ended October 29, 2005 amounted to $41,399,000, as compared to $41,477,000 for the comparable quarter of the preceding fiscal year, a decrease of $78,000, less than 0.2%.  Total units sold as well as average selling prices were approximately the same for both periods.   While the Company was able to realize increased selling prices on certain of its products during the current fiscal quarter, this increase was offset by an unfavorable change in product mix.

Gross profit as well as profit margins realized were approximately the same for both the fiscal quarter ended October 29, 2005 and the fiscal quarter ended October 30, 2004.  Lower yarn costs had a favorable impact of approximately $1,000,000, which was offset by an increase of like amount in production costs for the current quarter.

Selling, general and administrative expenses (including distribution expense) was $315,000 greater in the fiscal quarter ended  October 29, 2005 as compared to the same period in the prior fiscal year.   This increase is primarily the result of additional salaries incurred during the current year’s quarter.

Interest expense on borrowings increased $162,000 for the current quarter as compared to the same period of the prior year.   Due to increases in the prime rate, interest rates on the Company’s revolving credit line were higher during the current fiscal quarter.  Also, borrowing levels in the current fiscal quarter were higher than the same period of the prior year.  Dividends and accretion on the Company’s Redeemable Preferred Stock, classified as interest expense, increased $235,000 due to the compounding of unpaid dividends (see Note 6 to the financial statements included elsewhere herein).

Provision for income taxes for the quarter ended October 29, 2005 reflects the Company’s decision to establish valuation allowances for tax benefits relating to current period tax loss carryforwards as well existing deferred tax assets.   See Note 5 to the financial statements elsewhere herein.

Nine Months Ended October 29, 2005 Compared to Nine Months Ended October 30, 2004

Net sales for the nine  months ended October 29, 2005 amounted to $139,850,000, as compared to $147,602,000 for the comparable nine months of the preceding fiscal year, a decrease of $7,752,000, or 5.3%.   Total units sold in the current nine months were 1.9% less than the same period of the prior year and  average selling prices were approximately 3.5% lower, due chiefly to an unfavorable change in product mix.

Gross profit declined from $30,765,000 in the nine months ended October 30, 2004 to $25,819,000 in the current nine months ended October 29, 2005, a reduction of  $4,946,000 or 16.1%, substantially all of which occurred during the Company’s first two fiscal quarters.  Gross margin for the current year’s nine month period was 18.5% as compared to 20.8% for the same period of the prior year.   On a year to date basis, the decline in gross profit is primarily the result of an unfavorable change in product mix.  Favorable changes in yarn prices of approximately $1,300,000 in the current nine month fiscal period were offset by year to date increases in production costs.

Selling, general and administrative expenses (including distribution expense) was $631,000 greater in the fiscal nine months ended  October 29, 2005 as compared to the same period in the prior fiscal year.  On a year to date basis when compared to the prior year, general, administrative and selling salaries and expenses increased approximately $900,000, primarily due to expansion of the Company’s sales force.    Distribution expense increased approximately $150,000, offset by a decline of approximately $375,000 in advertising expenses.

Interest expense on borrowings was $327,000 higher in the current fiscal nine months than the same period of the prior year.  Due to increases in the prime rate, interest rates on the Company’s revolving credit line were higher during the current fiscal nine months than the same period in the prior year.  Also, borrowing levels in the current fiscal nine  months were higher than the same period of the prior year.  Dividends and accretion on the Company’s Redeemable Preferred Stock, classified as interest expense, increased $727,000 due to the compounding of unpaid dividends (see Note 6 to the financial statements included elsewhere herein).

Provision for income taxes for the nine months ended October 29, 2005 reflects the Company’s decision to establish valuation allowances for tax benefits relating to current period tax loss carryforwards as well existing deferred tax assets.   See Note 6 to the financial statements elsewhere herein.

Analysis of Cash Flow Data

Cash provided by operating activities was $242,000 in the current fiscal nine months, as compared to $17,481,000 in the same fiscal nine months of the prior year.  The major items contributing to the variance of approximately $17,000,000 are as follows: (i) operating income (excluding the $5,000,000 asset impairment charge) was approximately $5,600,000 less in the current fiscal nine months as compared to the same period of the prior year;  (ii) inventories increased approximately $5,100,000 in the current fiscal nine months as compared to a decrease in inventories of approximately $2,800,000 during the prior fiscal nine months; (iii) accrued expenses and other liabilities were reduced by approximately $3,200,000 during the current nine months as compared to an increase of approximately $1,900,000 during the prior year’s period; and (iv) other operating assets and liabilities changed due primarily to timing of receipts and disbursements.

Cash used in investing activities was approximately $900,000 less in the fiscal nine months ended October 29, 2005 as compared to the first nine months of the prior fiscal year, representing a decrease in the Company’s net investments in capital equipment.

Cash provided by financing activities was $5,308,000 in the fiscal nine months ended October 29, 2005.  This amount represents the Company’s net borrowings under its revolving credit line through the end of the first nine months of fiscal 2005.  For the same period of the prior year, the Company made net repayments of $10,168,000 on its revolving credit line  The Company completed repayment of  its Term Loan in April 2004, and accordingly expended $586,000 less in Term Loan payments in the current fiscal nine months than the prior year’s fiscal nine months.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of  $3,708,000 and $4,333,000 in the fiscal years ended January 31, 2004 and January 29, 2005, respectively.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and  equipment and management information systems hardware and software.  Management estimates that capital expenditures in the ordinary course of business for each of the next two fiscal years will be approximately $4,000,000 annually. This amount does not include capital expenditures relating to the planned textile facility in Honduras, which are currently estimated at approximately $2,000,000 for the remainder of fiscal 2005; $6,000,000 in fiscal 2006; and $3,000,000 in fiscal 2007.

The Company’s principal working capital requirements are financing accounts receivable and inventories.   At October 29, 2005 the Company had net working capital of $49,367,000 comprised of $8,022,000 in cash and cash equivalents, $19,510,000 of accounts receivable, $55,352,000 of inventories and $2,120,000 of other current assets, less revolving credit borrowings of $15,588,000 and accounts payable and other current liabilities of $20,049,000.  Inventories have increased due, in part, to lower than expected sales and increased inventory requirements in order to maintain availability during the aforementioned textile facility transition.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the “Revolving Credit Facility”).   The Loan Agreement, as amended, expires January 11, 2007.   The original Loan Agreement included a term loan in the initial principal amount of $11,725, which has been fully repaid.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangibles and property, plant and equipment of Anvil.  Holdings and Spectratex, Inc., a wholly-owned subsidiary of Anvil (“Spectratex” [formerly named Cottontops]) guarantee amounts due under the Loan Agreement.   Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At October 29, 2005, there was $15,588,000 outstanding under the Revolving Credit Facility bearing interest at  7.0%.  At the same date, the amount available for additional borrowings was $13,153,000.  The maximum amount outstanding under the Revolving Credit Facility during the nine months ended October 29, 2005 was $31,064,000.   While on October 29, 2005, the Company had cash on hand of $8,022,000, it should be noted that both the Company’s Revolving Credit borrowings and its cash position are subject to daily fluctuations based on numerous factors such as collections, operating expenses and capital expenditures.

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

It is expected that the Company will be required to refinance its indebtedness prior to the various maturity dates, and the Company is exploring its options with respect to such refinancing.  There can be no assurance that any such refinancing can be effected on satisfactory terms, if at all.

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of October 29, 2005 is as follows:

	Less Than
	1 Year	1-3 Years	3-5 Years	Total
Long-term debt		$130,000,000		$130,000,000
Interest on long-term debt	$14,137,000	7,069,000		21,206,000
Operating leases	2,787,000	3,310,000	$352,000	6,449,000
Redeemable
Preferred Stock			96,197,000	96,197,000
Total	$16,924,000	$140,379,000	$96,549,000	$253,852,000

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of October 29, 2005 and concluded that these controls and procedures are effective.

There have been no changes in internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Registrant’s controls over financial reporting subsequent to October 29, 2005.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

The Board of Directors of the Registrant has not declared any quarterly dividends on the Company’s 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $22,189,000, excluding dividends on Preferred Stock held by the Company.

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

Dated: December 13, 2005