Form 10-K
period 2006-01-28
ANVIL HOLDINGS INC
filed 2006-04-28
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 28, 2006

Commission File Number 333-26999

ANVIL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3801705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

228 East 45th Street
New York, New York	10017
(address of principal	(Zip Code)
executive offices)

Registrant’s telephone number (including area code)       (212) 476-0300

Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐  Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 15(d) of the Act:  ☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K :  ☒

Indicate by check mark whether the registrant is a:

Large accelerated filer    ☐           Accelerated Filer     ☐           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company:

☐  Yes         ☒   No

At April 14, 2006 there were 390,000 of the registrant’s Class B Common Stock, $0.01 per share par value (the “Class B Common”) held by non-affiliates. At such date, there was no established trading market for these shares.

At April 14, 2006, there were 290,000 shares of the registrant’s Class A Common Stock, $0.01 per share par value (the “Class A Common”) and 3,600,000 shares of Class B Common outstanding.

Documents Incorporated by Reference:

Those portions of the Combined Information Statement for the Company’s 2006 Annual Meetings of Stockholders (the “Information Statement”) are incorporated herein by reference in Part III, Items 11, 12, 13 and 14.

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

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000,000, 13% Senior Exchangeable Preferred Stock, due 2009 (the “Preferred Stock”) and (ii) 390,000 shares of Class B common stock (the “Units Offering”). Additionally, Anvil sold $130,000,000 of 10-7/8% Senior Notes due 2007 (“Senior Notes”) in connection with the Recapitalization.

The Company’s fiscal years end on the Saturday closest to January 31. Accordingly, when referring to the Company’s fiscal years in this report, “fiscal 2005” refers to the year ended January 28, 2006, “fiscal 2004” refers to the year ended January 29, 2005, etc.

General

The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children, including short and long sleeve T-shirts, sport shirts and niche products, all in a variety of styles and fabrications. These activewear products are supplemented with caps, towels, robes and bags. The Company markets and sells its products primarily to distributors, screen printers and private label brand owners, principally in the United States. The Company’s brands include the Anvil, Cotton Deluxe, chromaZONE and TowelsPlus brand names and the Anvil logo. Prior to their ultimate resale to the consumer, the Company’s products typically are printed or embroidered with logos, designs or characters. Marketing of the Company’s products is accomplished by:  (i) maintaining a broad range of high quality goods; (ii) strong relationships with customers and suppliers; (iii) flexible, vertically integrated manufacturing operations; (iv) commitment to controlling costs and improving manufacturing processes; and (v) taking advantage of the continuing growth of the activewear market.

The Company offers high quality activewear in a variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively as well as to serve the traditional T-shirt market segment. The Company works closely with its customers to meet their needs for style and color requirements. The Company competes by: (i) targeting niche products; (ii) responding quickly to market developments; (iii) regularly introducing new products; and (iv) providing a broad range of products. In addition, the Company continues to make significant investments to maintain and modernize its manufacturing and distribution facilities and to seek methods to improve quality, increase efficiency, reduce costs, manage inventories and shorten production cycles.

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

Enhance and Expand Customer Relationships. The Company continually seeks to strengthen and expand its customer relationships by promoting the Company’s: (i) broad product offerings; (ii) ability to design customized products; (iii) quick, reliable delivery; and (iv) ability to accommodate modifications to customer orders. The Company’s direct salesforce focuses on developing strong relationships with distributors, and enhancing “pull through” with the distributors’ customers. In fiscal 2005, sales to domestic distributors accounted for approximately 72% of the Company’s net sales. In the Company’s experience, distributors typically place larger orders, purchase a broader product mix, maintain higher inventory levels and develop more predictable order and re-order patterns than certain of its other customers. Nevertheless, the Company continues to actively seek to broaden its customer base. The Company estimates that distributors resell products to more than 30,000 screen printers, embroiderers and other customers. The Company’s broad product offerings have enabled it to more effectively service its customers and satisfy their disparate preferences.

Maintain Flexible, Vertically Integrated Manufacturing Operations. The Company is a vertically integrated manufacturer (i.e., performing substantially all of the manufacturing processes required to produce most of its core products) which knits (from purchased yarn), bleaches, dyes, finishes, cuts and sews its activewear products at its manufacturing facilities. The Company believes that being vertically integrated allows it to maintain a competitive cost structure, minimize delivery time and provide consistent, high quality products. The Company’s manufacturing efficiency enables it to provide its customers with low cost, quality products.

Continue to Control Costs and Improve Manufacturing. The Company continues to make capital expenditures to maintain and modernize its manufacturing and distribution facilities and explore methods to improve quality, increase efficiency, reduce costs, manage inventories and shorten production cycles. The Company believes it can improve its operating results by increasing the use of offshore operations and continually improving its manufacturing processes. Recently, the Company ceased operations in El Salvador and is in the process of transferring production to an expanded cutting and sewing facility in Nicaragua. Also, the Company has announced its plans for a new Honduran textile facility, which it is anticipated will ultimately replace the Company’s textile operations in Asheville, North Carolina. See “Item 2. Properties,”  below.

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

Basic and promotional T-shirts comprise the Company’s principal source of revenues, accounting for approximately 69% and 65% of net sales in fiscal 2005 and 2004, respectively. Ladies Apparel includes fashion T-shirts and tank tops for women. Sport Shirts include short and long sleeve collared shirts for men. Niche Products represent the Company’s specialty items such as baseball shirts, “ringers,” sleeveless T-shirts and athletic shorts. Accessories are caps, towels, robes and bags. The Company sources all of its accessories and portions of its other product categories as finished products.

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

Management continues to believe that offering higher priced products with more style elements to its customers has helped the Company to compete effectively and to service the large and middle-tier wholesale T-shirt distributor market. However, in order to keep up with changing market dynamics, Management continues to expand and diversify its customer base.

Customers

The Company markets its products primarily to distributors, a wide range of screen printers and private label customers. The Company also sells a small percentage of its products directly to retailers. The Company currently services over 200 customers, 20 of which account for approximately 83% of the Company’s net sales. One such customer, Broder Bros., Co., accounted for approximately 36% of the Company’s business, based upon net sales for fiscal 2005. No other individual customer accounted for more than 10% of the Company’s net sales during fiscal 2005.

Raw Materials

The Company’s primary raw material is cotton yarn. The Company does not spin its own yarn. Instead, the Company purchases substantially all of its yarn pursuant to purchase orders from a number of domestic spinners. One individual spinner accounted for approximately 39% of the Company’s purchased yarn in fiscal 2005. The vast majority of the yarn used by the Company is readily available and can be purchased from a number of sources. Management believes that market concentration by spinners may have a long-term impact on the availability and pricing of domestic yarn. To date, despite some concentration, there has been no adverse effect on the Company’s ability to obtain yarn.

The Company determines the size of its purchase orders for yarn based on its estimate of future yarn prices and levels of supply. Purchase orders can be for quantities of yarn ranging from 30 days to a year’s supply.

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

The Company provides its customers with a broad array of branded and private label products at competitive prices on a timely basis. The Company believes that its overall turnaround time is well-regarded in the industry and provides a competitive advantage. The Company also believes that its strategy of offering a broader product mix including higher quality, niche products, and use of lower-cost offshore manufacturing operations, should enable it to continue to compete effectively in its industry market segment.

Supplementing its manufacturing operations, the Company continues to seek reliable sources of finished products from outside manufacturers.

Historically, the Company has benefited from quotas and tariffs imposed by the United States on the importation of apparel. The Uruguay Round of GATT, which became effective on January 1, 1995, requires a complete phase-out of all existing quotas over a ten-year period. Accordingly, all quotas were phased out at the beginning of 2005 for World Trade Organization (“WTO”) member states. Pursuant to the Chinese Protocol of Accession to the WTO, the United States and China agreed to the reimposition of quotas on textile products from China for three years.

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

In August 2005, the United States signed the Dominican Republic-Central America-United States Free Trade Agreement Implementation Act (“CAFTA”) with the Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. With the adoption of CAFTA and conformance with the provisions thereof in a country, the United States-Caribbean Basin Trade Partnership Act ceases to be operative with respect to that country.

Under CAFTA nearly all duties will be eliminated on “originating” textile and apparel goods. “Originating” wearing apparel generally is apparel made from U.S. or regional fabric, cut and sewn in the U.S. or the region, using thread formed and finished in the U.S. or the region. “Region” and “regional” refers only to the countries that have implemented CAFTA. To date, El Salvador, Honduras and Nicaragua have implemented CAFTA.

The Company continues to evaluate the possible impact of governmental actions.

Employees

At January 28, 2006, the Company, including its offshore subsidiaries, employed a total of 3,734 people (169 full-time salaried employees and 3,565 full-time and part-time hourly employees) in the following areas: manufacturing and distribution: 3,616; finance and administration:75; and sales and marketing: 43. Of the Company’s 3,734 employees, 754 are employed in the United States and 2,980 at offshore locations.

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

Environmental Matters

The Company, like other apparel manufacturers, is subject to federal, state and local environmental and occupational health and safety laws and regulations. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company believes that any noncompliance is unlikely to have a material adverse effect on the financial condition or results of operations of the Company. The Company has made, and will continue to make, expenditures to comply with environmental and occupational health and safety requirements. The Company currently does not anticipate material capital expenditures for environmental control equipment in fiscal 2006 or beyond. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company’s properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company’s properties, the Company may be held liable. While the amount of such liability could be material, the Company endeavors to conduct its operations in all of its facilities in a manner that reduces such risks.

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

The Company’s operations in jurisdictions outside the United States are subject to local environmental laws. The Company endeavors to operate within the parameters of such laws.

Item 1A. Risk Factors.

The Company’s results of operations and financial position may be materially affected by many factors both of a global nature as well as specific to the Company’s business.

Substantial Leverage and Debt Service Obligations

As a result of the Company’s recapitalization in May 1997 and its operations and financing activities since that date, the Company currently has substantial indebtedness and debt service obligations which it may not be able to meet as presently structured.

The Company’s obligations under its 10-7/8% Senior Notes, due March 15, 2007 (the “Senior Notes”) call for an interest payment of $7,069,000 on September 15, 2006, followed by an additional payment of $137,069,000 (principal and interest) on March 15, 2007.

The Company’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the “Revolving Credit Facility”). The Loan Agreement expires January 11, 2007. At January 28, 2006, there was $15,225,000 outstanding under the Revolving Credit Facility.

On March 15, 2009, the Company is required to redeem all outstanding shares of its Preferred Stock at an amount equal to the liquidation preference and all accumulated and unpaid dividends. The Company has not declared or paid any cash dividends on the Preferred Stock since March 15, 2002 and, accordingly, this mandatory redemption would require a cash payment of $96,197,000 on March 15, 2009.

Management of the Company presently believes that, based upon current and anticipated levels of operations, it will be able to satisfy its interest obligations under the Revolving Credit Facility, and that there will be sufficient availability under the Revolving Credit Facility to fund normal working capital requirements through the expiration of the Loan Agreement on January 11, 2007. However, it is unlikely that the Company will be able to satisfy its obligations to repay the principal on the Senior Notes when due. Additionally, the Company’s ability to renew the Loan and Security Agreement is uncertain if the Senior Notes have not been refinanced prior to the expiration of the Loan and Security Agreement.

The Company has engaged the services of Jefferies & Company, Inc. as its financial advisor in exploring and reviewing strategic alternatives with respect to its capital structure. Unless refinancing/restructuring of the Senior Notes is accomplished prior to the expiration of the Revolving Credit Facility, the Company may not be able to renew the Revolving Credit Facility on acceptable terms, if at all. There can be no assurance that the Company will make the interest payment due on the Senior Notes on September 15, 2006, or within any applicable grace period thereafter, which could create a default under the Senior Notes and/or under the Revolving Credit Facility. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Substantial Risks Inherent in the Company’s Business

Competitive pressures could harm the Company’s revenue and results and results of operations.

The imprinted activewear segment of the apparel market includes a number of significant competitors and the activewear segment of the industry overall is extremely competitive. Competition in this segment of the apparel industry is generally based upon price, quality, customer service and breadth of product offerings. The Company’s principal competitors include several domestic and foreign manufacturers of activewear, some of which are larger and have greater financial and other resources than the Company. The actions of these competitors could result in loss of business and/or force the Company to reduce its prices.

Elimination of quotas and an influx of foreign goods could adversely affect the Company.

There may be an influx of imported textile products from other nations, which could adversely affect prices for the Company’s core products.

The Company is dependent upon a few yarn suppliers and its ongoing relationships with such suppliers to maintain an adequate supply of raw materials.

The Company purchases spun yarn from approximately five individual suppliers. One individual spinner accounted for approximately 39% of the Company’s purchased yarn in fiscal 2005. Although the yarn used by the Company is readily available and can be purchased from a number of sources, Management believes that market concentration by spinners may have a long-term impact on the availability and pricing of domestic yarn.

The Company is currently dependent on the smooth transition to its Nicaraguan cutting and sewing facility and its Honduran textile operation.

Utilization levels are important to profitability due to the substantial fixed costs of the Company’s textile operations. Recent manufacturing moves in Central America and the move of the Company’s textile operation to Honduras may, in the near-term, cause inefficiencies with resultant higher costs.

In view of its commitment to its offshore operations, the Company is dependent upon the stability of the governments in the jurisdictions in which it operates.

The Company’s revenues are heavily dependent upon sales to certain customers who comprise a significant portion of the Company’s net sales.

Customers who are outside distributors accounted for 72% of the Company’s net sales for the fiscal year ended January 28, 2006. Twenty of the Company’s customers accounted for approximately 83% of net sales in fiscal 2005. One such outside distributor, Broder Bros., Co.,  accounted for approximately 36% of the Company’s business. Loss of one or more of these customers could have a material adverse affect upon the Company’s business.

Unforeseen environmental costs could affect the Company’s future results.

The Company, like other apparel manufacturers, is subject to federal, state and local environmental and occupational health and safety laws and regulations of the United States and in other jurisdictions in which they operate. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company’s properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company’s properties, the Company may be held liable. While the amount of such liability could be material, the Company endeavors to conduct its operations in a manner that reduces such risks.

The Company is dependent on the personal efforts, relationships and abilities of its senior management team, Messrs. Geller, Corsano, Hollander, Turner, Ferramosca and Keeney.

The Company currently has employment agreements with Bernard Geller, its Chief Executive Officer and Anthony Corsano, Jacob Hollander, and William H. Turner, each an executive officer. The loss of services of any of the members of the Company’s senior management team could have a material adverse effect on the future performance of the Company. The Company does not maintain “key man” insurance on any of the members of its senior management team. The employment agreements with Messrs. Corsano, Hollander and Turner contain provisions for automatic one-year extensions. Each of these agreements expire on January 31, 2007, pursuant to their one-year automatic extensions. Mr. Geller’s employment agreement expires on January 31, 2007 and he has informed the Company that he intends to retire on that date.

The Company’s operations could be disrupted by global or regional catastrophic events, particularly damage to or an interruption in its information technology networks and systems.

The Company’s business can be affected by natural disasters or other factors such as large-scale terrorist attacks. Security breaches or physical disasters could create interruptions including interruptions in information technology processes.

Substantial Risks of the Economy and Business Environment in General

In addition to the above factors and matters discussed elsewhere herein, there are numerous other factors which are considered by Management to be risks which could adversely affect the Company’s business results. Some of these factors include:

•                  Changes in general economic conditions such as fuel and energy costs, transportation costs, workforce availability, etc.

•                  Governmental/regulatory actions and initiatives in the United States and Central America

•                  Changes in rates of interest, inflation or taxes

•                  Changes in the Company’s relationship with its employees in the United States and Central America

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company conducts its operations principally through four manufacturing facilities and a centralized distribution center. The Company utilizes a vertically integrated manufacturing process (i.e., performing substantially all of the manufacturing processes required to produce its products) with fabric being knit, bleached or dyed, from purchased yarn, at its domestic textile facility, and then cutting and sewing such fabric at its offshore facilities. The Company utilizes offshore and domestic contractors as it deems necessary. Spectratex operates a garment dye facility in North Carolina.

Textile Facility Operations. The Company conducts textile operations at its owned facility located in Asheville, North Carolina. Yarn is received at the textile facility, where circular knitting machines knit the yarn into tubes of basic fabric constructions, while flat and circular knitting machines are used to knit collars. The tubes of fabric correspond in weight and diameter to the various styles and sizes required to make the Company’s activewear products. The knitted fabric is then batched for bleaching or dyeing. Substantially all of the Company’s activewear products are either bleached to remove the color of natural cotton or dyed for colored products. The Company’s textile facility contains computerized controls, dye simulators and spectrometers and modern jet vessels to assist the Company in maintaining an efficient and quality controlled environment for the dyeing and bleaching process. The Company’s textile facility operated at approximately 86% of capacity during fiscal 2005. Anvil’s wholly-owned Honduran subsidiary, A.K.H., S.A., has entered into a lease agreement pursuant to which the lessor is constructing a new textile facility, to eventually replace the Asheville, North Carolina facility. Construction is expected to be completed and occupancy to commence during the beginning of the second quarter of fiscal 2006.

Cutting and Sewing Facilities. Cutting and sewing is conducted at leased facilities located in Honduras and Nicaragua and at offshore contractors. Fabric produced at the Company’s textile facility is shipped to cutting facilities where it is cut and then transferred to the sewing facilities for assembly.

Distribution Operations. The Company performs substantially all of its distribution functions at its owned centralized distribution facility located in Dillon, South Carolina. This centralized distribution facility enables the Company to provide efficient and responsive customer service and to efficiently manage inventory.

The following table sets forth certain information regarding the Company’s facilities:

		APPROX. SQ.
LOCATION	PRINCIPAL USE	FT.	OWNED/LEASED
New York, NY	Executive Offices	19,000	Leased	(1)
Asheville, NC	Textile Facility	225,000	Owned
Farmville, NC	Dye House, Office & Warehouse	83,000	Leased	(2)
Dillon, SC	Distribution	660,000	Owned
Honduras	Sewing	63,000	Leased	(3)
	Cutting	82,000	Leased	(3)
	Textile Facility (Under Construction)	238,000	Leased	(4)
Nicaragua	Cutting & Sewing	142,000	Leased	(5)
Germany	Office & Distribution	14,000	Leased	(2)

(1) The lease for the Company’s executive office space expires in 2008.

(2) The leases for these facilities expire in 2007.

(3) The leases for these facilities expire in 2010.

(4) If occupied as planned, the lease for this facility will expire in 2016.

(5) The lease for this facility expires in 2011.

Management estimates that capital expenditures in the next two fiscal years will aggregate approximately $4,000,000 annually. This amount does not include capital expenditures relating to the planned textile facility in Honduras, which are currently estimated at approximately $9,000,000 in fiscal 2006 and $1,000,000 in fiscal 2007. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, below. The Company considers its owned and leased facilities and equipment to be in good condition and suitable and adequate for the Company’s current operations.

Periodically, as necessary, the Company contracts certain manufacturing operations to outsiders. Management considers this ordinary industry practice and foresees no material risks in continuing this policy as necessary.

Information Technology:  The Company continues its commitment to the growth and modernization of its information technology systems through the upgrading of both its purchased and in-house developed systems and equipment.

The Company will continue expanding its internet technology and, to date, maintains a number of websites. Two of the websites were created for large customers to track information such as inventory position, order status and invoicing. Another website was developed for the Company’s sales force to check order status, request pricing information and submit call reports. A fourth website allows the Company’s sales force to view, real time, inventory status through smart phones as well as computers.

The Company has installed hardware and contracted satellite communications service between its offshore and domestic locations.

The Company’s planning and scheduling system has allowed it to optimize available manufacturing resources (textile and garment) which has helped to reduce lead times and inventories and has improved the timeliness of deliveries. The system is driven by the Company’s in-house forecasting system as well as by customer orders. Spectratex’s garment dye business has been integrated into the Company’s Information Technology system.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any of the Company’s common equity securities. At April 14, 2006 there were 33 record holders of the Class A Common and 36 record holders of the Class B Common. All of Anvil’s issued and outstanding capital stock is owned by Holdings.

Item 6. Selected Financial Data.

SELECTED HISTORICAL FINANCIAL DATA

(In Thousands, Except Share Data)

Set forth below are the selected historical financial data of the Company as of the dates and for the periods shown. The selected historical statement of operations data of the Company for fiscal years 2003 through 2005 and the balance sheet data for fiscal years 2004 and 2005 have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, whose report thereon appears under “Item 8. Financial Statements and Supplementary Data.”  The selected historical statement of operations data of the Company for fiscal years 2001 and 2002 and the balance sheet data for fiscal years 2001 through 2003 have been derived from audited consolidated financial statements which are not included herein. Holdings has no independent operations apart from its wholly owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. The selected consolidated financial data should be read in conjunction with Item 1a—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year Ended
	February 2,	February 1,	January 31,	January 29,	January 28,
	2002	2003	2004	2005	2006
	[Fiscal 2001]	[Fiscal 2002]	[Fiscal 2003]	[Fiscal 2004]	[Fiscal 2005]

Statement Of Operations Data:
Net sales	$199,661	$224,329	$191,222	$192,358	$179,928
Cost of goods sold	152,557	168,168	163,267	153,869	150,001
Gross profit	47,104	56,161	27,955	38,489	29,927
Selling, general and administrative expenses	23,520	24,117	24,444	24,927	26,123
Amortization of intangible assets	1,338	619	313	286	286
Goodwill/asset impairments	—	—	19,416	—	3,713
Operating income (loss)	22,246	31,425	(16,218)	13,276	(195)
Other expense:
Interest expense(1)	14,636	14,165	14,431	21,627	23,029
Other expense - net, principally amortization of debt expense	759	534	972	1,081	1,159
Income (loss) before provision (benefit) for income taxes	6,851	16,726	(31,621)	(9,432)	(24,383)
Provision (benefit) for income taxes.	2,404	6,089	(13,297)	(803)	4,095
Net income (loss)	$4,447	$10,637	$(18,324)	$(8,629)	$(28,478)
Pro forma net income (loss) assuming retroactive application of SFAS No. 150(1)	$(663)	$7,163	$(24,415)

EBITDA(2)	$30,652	$41,663	$11,772	$20,141	$10,845

RATIO OF EARNINGS TO FIXED CHARGES	1.00 to 1	1.47 to 1		.60 to 1	.02 to 1
DEFICIENCY IN EARNINGS TO COVER FIXED CHARGES			$15,436
Balance Sheet Data (at end of period):
Cash	$11,931	$9,933	$1,451	$4,682	$5,871
Total assets	145,725	148,850	131,340	126,132	108,310
Total debt (including preferred stock in fiscal 2004 and 2005) (1)	133,281	131,326	146,057	195,483	208,654
Preferred stock (liquidation value)	51,436	43,033	49,124	—	—
Total stockholders’ deficiency	(68,402)	(61,236)	(85,639)	(94,273)	(122,751)

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

	Fiscal 2001	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005
Net income (loss)	$4,447	$10,637	$(18,324)	$(8,629)	$(28,478)
Add back:
Provision (benefit) for income taxes	2,404	6,089	(13,297)	(803)	4,095
Interest expense	14,636	14,165	14,431	21,627	23,029
Goodwill/asset impairments	—	—	19,416	—	3,713
Other expenses (non-operating)	759	534	972	1,081	1,159
	22,246	31,425	3,198	13,276	3,518
Add: Depreciation of fixed assets	7,068	9,619	8,261	6,579	7,041
Amortization of intangible assets	1,338	619	313	286	286
EBITDA	$30,652	$41,663	$11,772	$20,141	$10,845

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information with respect to the results of operations of the Company for each of the three fiscal years in the period ended January 28, 2006. The following information should be read in conjunction with Item 6. “Selected Financial Data” and the consolidated financial statements and the notes thereto included elsewhere herein.

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

Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. If required, based upon Management’s judgement, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided. The Company’s markdowns have increased during the last three fiscal years as the result of industry-wide lower selling prices for basic goods. While such markdowns have been within the range of Management’s projections, the Company cannot guarantee that it will continue to experience the same level of markdowns, or that markdowns taken will be adequately representative of any future declines in selling prices.

Evaluation of Long-Lived Assets— Pursuant to SFAS No. 144, Accounting for the Impairment of Long-lived Assets, long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. During the fiscal year ended January 28, 2006, the Company recorded an impairment charge of $3,713,000 relating to the planned transfer of production operations of its textile facilities. See Note 6 to the consolidated financial statements, included elsewhere herein.

Income taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes. The Company has recorded deferred tax assets resulting from net operating loss carryforwards and temporary differences, which will reduce taxable income in future periods. A valuation allowance is required for these deferred tax assets when it is more likely than not that all or a portion of them will not be realized. As a result of recent losses which the Company is not able to carry back against prior years’ income, as well as recent Management projections, the Company determined that, at this time, realization of the Company’s net deferred tax assets is not more likely than not. Accordingly, the Company increased its valuation allowances to fully reserve against its net deferred tax assets. Management intends to record valuation allowances, to the extent subsequent tax losses continue. A portion or all of such valuation allowances could be reversed in the future, depending upon the availability of deferred tax assets and carryforwards to offset any future taxable income.   See Note 11 to the consolidated financial statements included elsewhere herein.

Results of Operations

The Company’s results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company’s customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure as necessary in response to price changes. The

Company modifies its prices to the extent necessary to remain competitive with the prices set by its competitors.

The gross profit margins of the Company’s products vary significantly. Accordingly, the Company’s overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company’s textile operations. The largest component of the Company’s cost of goods sold is the cost of yarn. The Company obtains substantially all of its yarn from a number of domestic yarn suppliers, generally placing orders based upon Management’s expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and the cost of raw cotton. The Company adjusts the timing and size of its purchase orders for yarn in an effort to minimize fluctuations in its raw material costs resulting from changes in yarn prices. Management is continually reviewing and adjusting the Company’s purchasing policies to take advantage of price decreases and ameliorate the impact of price increases.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales, for the Company for each of the three fiscal years in the period ended January 28, 2006:

	Fiscal Year Ended
	January 31,	January 29,	January 28,
	2004	2005	2006
	[Fiscal 2003]	[Fiscal 2004]	[Fiscal 2005]
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.4	80.0	83.4
Gross profit	14.6	20.0	16.6
Selling, general and administrative expenses	12.8	13.0	14.5
Goodwill/asset impairments	10.2	0.0	2.1
Interest expense†	7.5	11.2	12.8

† Includes preferred dividends of $6,904,000 and $7,837,000 in fiscal 2004 and 2005, respectively, as a result of adopting SFAS No. 150. Fiscal 2003 does not include such dividends as interest expense. Interest expense on borrowings (excluding Preferred Stock) for fiscal 2004 and 2005 is 7.7% and 8.4% of net sales, respectively.

Other Data:
EBITDA (1)	$11,772,000	$20,141,000	$10,845,000
Percentage of net sales	6.2%	10.5%	6.0%

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

Fiscal Year Ended January 28, 2006 Compared to Fiscal Year Ended January 29, 2005

Net sales for the fiscal year ended January 28, 2006 amounted to $179,928,000 as compared to $192,358,000 for the prior fiscal year, a decrease of $12,430,000, or 6.5%. Total units sold were approximately 3.4% less than the prior fiscal year, and the average selling price decreased by approximately 3.2%. Management believes that the primary reason for these declines is the continuing competitive pressure in pricing and market share.

Gross profit for the fiscal year ended January 28, 2006 was $29,927,000 as compared to $38,489,000 in the prior fiscal year, a decrease of $8,562,000 (22.2%). Gross margin declined from 20.0% to 16.6%. Approximately $1,300,000 of the decline in gross profit is the result of the aforementioned decline in units sold. The remaining $7,200,000 decline in gross profit was the result of the following factors. Textile conversion, cutting and sewing costs were higher by approximately $5,500,000 when compared to the prior fiscal year. Of this amount, the Company estimates that $3,000,000 is the result of costs incurred and accelerated depreciation relating to the transition of certain cutting and sewing operations to Nicaragua and the transfer of textile operations to Honduras. There were unfavorable changes in product mix ($6,200,000), partially offset by higher selling prices on certain of the Company’s products ($2,500,000) and lower yarn prices ($2,400,000). Increases in other manufacturing costs, such as fuel and energy, caused an additional $400,000 reduction in gross profit.

Selling, general and administrative expenses (including distribution expense) for the fiscal year ended January 28, 2006 increased $1,196,000 (4.8%), from $24,927,000 in the prior fiscal year to $26,123,000 in the fiscal year ended January 28, 2006. The increase was largely the result of severance costs associated with reduction in personnel at corporate headquarters and increased costs incurred in the consolidation of the Spectratex operations. Selling expenses were approximately $200,000 higher as a result of an increase in selling staff.

Goodwill/Asset impairments for the fiscal year ended January 28, 2006 consists of a non-cash charge of $3,713,000 relating to Management’s assessment of the impairment to the carrying value of certain assets to be sold in conjunction with the planned transfer of production operations of the Company’s textile facilities from Asheville, NC to Honduras. See Note 6 to the consolidated financial statements included elsewhere herein.

Interest expense on borrowings (exclusive of the Company’s Redeemable Preferred Stock) increased $470,000 (3.2%) in the current fiscal year ended January 28, 2006 as compared to the prior fiscal year. The increase is the result of higher interest rates during the current fiscal year and higher average borrowings on the Company’s revolving credit facility. Dividends and accretion on the Company’s Redeemable Preferred Stock, classified as interest expense, increased $932,000 due to the compounding of unpaid dividends (see Note 13 to the consolidated financial statements included elsewhere herein).

Provision for income taxes for the year ended January 28, 2006 reflects the Company’s decision to establish valuation allowances for tax benefits relating to current period tax loss carryforwards as well existing deferred tax assets. Accordingly, despite the Company’s pre-tax loss, there is a tax provision of $4,095,000 in the fiscal year ended January 28, 2006, as compared to a tax benefit of $803,000 in the preceding fiscal year. A tax benefit was recorded in the prior year as there were loss carrybacks available to offset the prior years losses. See Note 11 to the consolidated financial statements included elsewhere herein.

Analysis of Cash Flow Data

Cash used in operating activities was $603,000 in the current fiscal year, while in the prior fiscal year, the Company’s operating activities provided $14,507,000 in cash. Although various elements of the Company’s operating assets and liabilities have fluctuated as reflected in the Consolidated Statement of Cash Flows, the change in cash used in operating activities is primarily the result of the unfavorable change in operating profit, before the provision for asset impairment of $3,713,000.

Cash used in investing activities was approximately $1,000,000 less in the fiscal year ended January 28, 2006 compared to the prior fiscal year, representing a decline in the Company’s net investments in capital equipment.

Cash provided by financing activities was $4,945,000 in the fiscal year ended January 28, 2006. This amount represents the Company’s net borrowings under its revolving credit line for the current fiscal year. For the same period of the prior year, the Company made net repayments of $6,406,000 on its revolving credit line The Company completed repayment of its Term Loan in April 2004, and accordingly expended $586,000 less in Term Loan payments in the current fiscal year than the prior fiscal year.

Fiscal Year Ended January 29, 2005 Compared to Fiscal Year Ended January 31, 2004

Net sales for the fiscal year ended January 29, 2005 amounted to $192,358,000 as compared to $191,222,000 for the immediately preceding fiscal year, an increase of $1,136,000. Total units sold were approximately 3% less than the fiscal year ended January 31, 2004, while the average selling price increased by approximately 3.7% for the same period. The decrease in units sold is the result of the Company’s decision to reduce emphasis on sales of basic white T-Shirts, primarily during the second fiscal quarter of the fiscal year ended January 29, 2005. This change is also the primary reason for the increase in average selling prices.

Gross profit for the fiscal year ended January 29, 2005 was $38,489,000 as compared to $27,955,000 in the immediately preceding fiscal year, an increase of $10,534,000 (37.7%). Gross margin improved from 14.6% to 20.0% primarily as the result of the following factors, in the approximate amounts indicated: (i) lower costs related to textile conversion, cutting and sewing efficiencies ($12,500,000); (ii) favorable changes in selling prices ($1,500,000); and (iii) fewer markdowns ($2,000,000); partially offset by higher yarn prices ($5,500,000).

Selling, general and administrative expenses (including distribution expense) for the fiscal year ended January 29, 2005 increased $483,000 (2.0%), from $24,444,000 in the fiscal year ended January 31, 2004 to $24,927,000 in the fiscal year ended January 29, 2005. As a percentage of sales, these expenses were approximately 13% in each fiscal year. Incentive compensation for both selling and administrative personnel was approximately $500,000 greater in the fiscal year ended January 29, 2005 than the immediately preceding fiscal year, due to the improved operating profit; professional fees increased approximately $250,000; and the Company experienced an increase in expenses of $200,000 relating to its European distribution operation. These increases were partially offset by reduced advertising expenses and lower distribution costs due to fewer units being shipped.

Interest expense increased $292,000 (2.0%) in the fiscal year ended January 29, 2005 as compared to the immediately preceding fiscal year. The increase is the result of higher interest rates during the later fiscal year and higher average borrowings on the Company’s revolving credit facility. Also, pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (see Note 13 to the consolidated financial statements), in the fiscal year ended January 29, 2005, the Company began classifying dividends and accretion on its Redeemable Preferred Stock ($6,904,000 in the such fiscal year) as interest expense.

Benefit for income taxes reflects a significantly lower effective tax rate than in previous fiscal years because the aforementioned preferred dividends of $6,904,000 for the fiscal year ended January 29, 2005, although now classified as interest expense for accounting presentations, remain non-deductible for Federal and state tax purposes.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of $4,333,000 and $3,657,000 in the fiscal years ended January 29, 2005 and January 28, 2006, respectively. Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software. Management estimates that capital expenditures in the ordinary course of business for each of the next two fiscal years will be approximately $4,000,000 annually. This amount does not include capital expenditures relating to the planned textile facility in Honduras, which are currently estimated at approximately $9,000,000 in fiscal 2006 and $1,000,000 in fiscal 2007.

The Company’s principal working capital requirements are financing accounts receivable and inventories. At January 28, 2006 the Company had net working capital of $43,987,000 comprised of $5,871,000 in cash, $23,533,000 of accounts receivable, $50,605,000 of inventories and $1,483,000 of other current assets, less revolving credit borrowings of $15,225,000 and accounts payable and other current liabilities of $22,280,000.

The Company’s future capital expenditures as well as its working capital requirements will be significantly influenced by the refinancing/restructuring matters discussed below.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the “Revolving Credit Facility”). The Loan Agreement, as amended, expires January 11, 2007. The original Loan Agreement included a term loan in the initial principal amount of $11,725,000 which has been fully repaid. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangibles and property, plant and equipment of Anvil. Holdings and Spectratex, Inc., a wholly-owned subsidiary of Anvil (“Spectratex” [formerly named Cottontops]) guarantee amounts due under the Loan Agreement. Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option. At January 28, 2006, there was $15,225,000 outstanding under the Revolving Credit Facility bearing interest at 7.5%. At the same date, the amount available for additional borrowings was $15,240,000. The maximum amount outstanding under the Revolving Credit Facility during the fiscal year ended January 28, 2006 was $31,064,000. While on January 28, 2006, the Company had cash on hand of $5,871,000, it should be noted that both the Company’s Revolving Credit borrowings and its cash position are subject to daily fluctuations based on numerous factors such as collections, operating expenses and capital expenditures.

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

Management of the Company presently believes that, based upon current and anticipated levels of operations, it will be able to satisfy its interest obligations under the Revolving Credit Facility, and that there will be sufficient availability under the Revolving Credit Facility to fund normal working capital requirements through the expiration of the Revolving Credit Facility on January 11, 2007. However, it is unlikely that the Company will be able to satisfy its obligations to repay the principal on the Senior Notes when due. The Company has engaged the services of Jefferies & Company, Inc. as its financial advisor in exploring and reviewing strategic alternatives with respect to its capital structure. Unless refinancing/restructuring of the Senior Notes is accomplished prior to the expiration of the Revolving Credit Facility, the Company may not be able to renew the Revolving Credit Facility on acceptable terms, if at all. There can be no assurance that the Company will make the interest payment due on the Senior Notes on September 15, 2006, or within any applicable grace period thereafter, which could create a default under the Senior Notes and/or under the Revolving Credit Facility. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations and Commitments

A summary of the Company’s contractual obligations and commitments as of January 28, 2006 is as follows:

	Less Than
	1 Year		1-3 Years	3-5 Years	Total
Revolving Credit note	$15,225,000				$15,225,000
Long-term debt			$130,000,000		130,000,000
Interest on long-term debt	14,138,000	*	7,069,000		21,207,000
Operating leases	2,469,000		4,729,000	$685,000	7,883,000
Employment Agreements	1,500,000				1,500,000
Letters of Credit	1,541,000				1,541,000
Redeemable
Preferred Stock				96,197,000	96,197,000
Total	$34,873,000		$141,798,000	$96,882,000	$273,553,000

*$7,069,000 was paid on March 15, 2006.

The above amounts do not include minimum lease payments which would be required upon occupancy by the Company of its textile facility in Honduras. If completed and occupied as planned, minimum lease payments on this facility would be approximately $1,500,000 annually for an initial term of ten years, commencing on or about June 2006.

The Company’s agreement with Jefferies & Co. (See Item 1A. Risk Factors, above) calls for a fee of $600,000 upon consummation of a “ Restructuring” in the event that the Restructuring consists solely of the extension of the maturities of the Senior Notes and the Preferred Stock, or, in the case of a Restructuring other than solely by extension, 0.75% of the face amount of all the Preferred Stock in excess of $20,000,000 and all of the Senior Notes.

Seasonality

The Company’s business is not significantly seasonal as it manufactures and sells a wide variety of activewear products that may be worn throughout the year. However, historically, revenues have been higher during the first half of the Company’s fiscal years.

Effect of Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company’s business during the periods discussed herein.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company has not yet assessed the impact which the adoption of SFAS No. 151 might have on the Company’s reported consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company’s 2006 fiscal year. If applicable, the Company will account for stock-based compensation costs prospectively at the time of adoption. The adoption of SFAS 123(R) is not expected to have a material effect on the Company’s reported consolidated financial position or results of operations, based on the Company’s current nominal level of stock based compensation.

In May 2005, the FASB issued SFAS No. 154,  Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

Forward-Looking Information

The Company’s results of operations have been significantly affected by industry-wide fluctuations in selling prices. Such prices have declined significantly over the last several years. Management continues its efforts to reduce costs and improve manufacturing efficiencies. Although the Company believes that prices have stabilized, Management cannot predict the future effects of numerous economic factors such as GATT implementation and the impact of a possible influx of textile products from WTO member nations such as China. Accordingly, Management is continually seeking to diversify and expand the Company’s customer base and also to place increased emphasis on the sale of goods sourced as finished products.

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

The foregoing factors could affect the Company’s actual results and could cause the Company’s actual results during fiscal 2006 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company believes that its potential exposure to market risk is not material.

Item 8. Financial Statements and Supplementary Data.

See page F-1, Index to Financial Statements, included elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of January 28, 2006 and concluded that these controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXECUTIVE OFFICERS AND

CERTAIN KEY EMPLOYEES OF ANVIL

The following sets forth certain information with respect to the executive officers and certain key employees of Anvil.

Name	Age(1)	Position

Bernard Geller	72	Chief Executive Officer, Chairman of the Board

Anthony Corsano	46	President and Chief Operating Officer

Jacob Hollander	64	Executive Vice President, Chief Administrative Officer, Secretary, General Counsel and Director

William H. Turner	58	Executive Vice President of Manufacturing

Frank Ferramosca	51	Executive Vice President of Finance, Chief Financial Officer

Frank D. Keeney	55	Executive Vice President of Sales and Marketing

(1)          All ages are as of December 31, 2005.

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

Frank D. Keeney was employed by Anvil in April 2005 as Senior Vice President of Sales, and became Executive Vice President of Sales and Marketing in July 2005. Mr. Keeney served as Vice President of Sales for Haggar Clothing Company from January 2000 to April 2002, Senior Vice President of Sales and Marketing and Strategic Business Unit Manager for Tropical Sportswear International from April 2002 to October 2004; and Vice President of Sales for Caribbean Joe Apparel from October 2004 to April 2005.

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

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K appears on page 4 of the Information Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

 (a) Documents filed as part of this report:

1. The financial statements required to be filed hereunder are listed on page F-1

2. The financial statement schedules required to be filed hereunder are listed on page F-1

3. Exhibits filed as part of this report:

No.	Description

12	Computation of Ratio of Earning to Fixed Charges

21	Subsidiaries of Holdings.

31.1	Certification of Principal Executive Officer pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

31.2	Certification of Principal Financial Officer pursuant to section 240.13a-14 of general rules and regulations of the Securities Exchange act of 1934.

(b)  Additional exhibits (previously filed as indicated):

No.	Description
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

4.3

 Purchase Agreement, dated as of March 14, 1997, by and among Donaldson Lufkin & Jenrette Securities Corporation (“DLJ”), Wasserstein Perella securities, Inc. (“Wasserstein”), NationsBanc Capital Markets, Inc. (“NationsBanc”), Anvil and Holdings(1)

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
Jacob Hollander
Vice President and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Bernard Geller	Chairman of the Board	April 28, 2006
Bernard Geller	and Director (Principal
Executive Officer)

/s/ Jacob Hollander	Vice President, Secretary	April 28, 2006
Jacob Hollander	and Director

/s/ Frank Ferramosca	Vice President, Principal	April 28, 2006
Frank Ferramosca	Financial and Accounting
Officer

/s/ Richard R. Leonard	Director	April 28, 2006
Richard R. Leonard

/s/ Anthony T. Williams	Director	April 28, 2006
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Anvil Holdings, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Anvil Holdings, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the three fiscal years in the period ended January 28, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anvil Holdings, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Notes 3, 9 and 10 to the financial statements, the Company’s interest and debt obligations, recurring losses and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for its redeemable preferred stock to conform to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective February 1, 2004.

DELOITTE & TOUCHE LLP

New York, New York

April  27, 2006

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	January 29,	January 28,
	2005	2006

ASSETS

CURRENT ASSETS:
Cash	$4,682	$5,871
Accounts receivable, less allowances for doubtful accounts of $1,188 and $760 as of January 29, 2005 and January 28, 2006, respectively	28,366	23,533
Inventories	50,206	50,605
Prepaid and refundable income taxes	2,547	80
Deferred income taxes-current portion	3,605	—
Prepaid expenses and other current assets	1,365	1,403
Total current assets	90,771	81,492
PROPERTY, PLANT AND EQUIPMENT—Net	30,915	23,314
DEFERRED INCOME TAXES	897	—
INTANGIBLE ASSETS—Net	1,998	1,712
OTHER ASSETS	1,551	1,792
Total Assets	$126,132	$108,310

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$7,308	$4,289
Accrued expenses and other current liabilities	17,417	17,991
Revolving credit loan	10,280	15,225
Total current liabilities	35,005	37,505
10-7/8% SENIOR NOTES	129,175	129,565
OTHER LONG-TERM OBLIGATIONS	197	127
MANDATORILY REDEEMABLE PREFERRED STOCK-Net of Treasury Holdings	56,028	63,864
Total Liabilities	220,405	231,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $76,299 and $86,288)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,605,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,813	12,813
Accumulated deficit	(107,125)	(135,603)
Total Stockholders’ Deficiency	(94,273)	(122,751)
Total Liabilities and Stockholders’ Deficiency	$126,132	$108,310

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Fiscal Year Ended
	January 31,	January 29,	January 28,
	2004	2005	2006

NET SALES	$191,222	$192,358	$179,928
COST OF GOODS SOLD	163,267	153,869	150,001
Gross profit	27,955	38,489	29,927
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,444	24,927	26,123
AMORTIZATION OF INTANGIBLE ASSETS	313	286	286
GOODWILL/ASSET IMPAIRMENTS	19,416	—	3,713
OPERATING (LOSS) INCOME	(16,218)	13,276	(195)
INTEREST EXPENSE:
Interest on borrowings	14,431	14,723	15,193
Dividends and accretion on redeemable preferred stock	—	6,904	7,836
Total interest expense	14,431	21,627	23,029
OTHER EXPENSE—NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	972	1,081	1,159

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(31,621)	(9,432)	(24,383)

(BENEFIT) PROVISION FOR INCOME TAXES	(13,297)	(803)	4,095

NET LOSS	$(18,324)	$(8,629)	$(28,478)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In Thousands)

	Common Stock			Additional	Accumulated
	Class A	Class B	Class C	Paid-in Capital	Deficit	Total

Balance at February 2, 2003	$3	$36	—	$12,806	$(74,081)	$(61,236)
Preferred stock dividends					(5,976)	(5,976)
Accretion of preferred stock					(115)	(115)
Issuance of Class B Common Stock				12		12
Net loss					(18,324)	(18,324)
Balance at January 31, 2004	3	36	—	12,818	(98,496)	(85,639)
Repurchase of Common Stock				(5)		(5)
Net loss					(8,629)	(8,629)
Balance at January 29, 2005	3	36	—	12,813	(107,125)	(94,273)
Net loss					(28,478)	(28,478)
Balance at January 28, 2006	$3	$36	—	$12,813	$(135,603)	$(122,751)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 31,	January 29,	January 28,
	2004	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,324)	$(8,629)	$(28,478)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed assets	8,261	6,579	7,041
Other amortization	1,109	1,164	1,192
Deferred income taxes	(7,814)	114	4,502
Goodwill/asset impairment	19,416	—	3,713
Preferred dividends in interest expense payable on redemption.	—	6,904	7,836
Changes in operating assets and liabilities:
Accounts receivable	(181)	130	4,833
Inventories	(8,911)	2,308	(399)
Prepaid and refundable income taxes	(4,411)	3,073	2,467
Prepaid expenses and other current assets	377	46	(38)
Accounts payable	(6,063)	(1,123)	(3,019)
Accrued expenses and other current liabilities	(2,857)	4,705	574
Other long-term obligations	—	(458)	(70)
Other—net	(53)	(306)	(757)
Net cash (used in) provided by operating activities	(19,451)	14,507	(603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,708)	(4,333)	(3,657)
Proceeds from sale of property and equipment	336	49	504
Net cash used in investing activities	(3,372)	(4,284)	(3,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit agreement	16,686	(6,406)	4,945
Repayments of Term Loan	(2,345)	(586)	—
Net cash provided by (used in) financing activities	14,341	(6,992)	4,945

(DECREASE) INCREASE IN CASH	(8,482)	3,231	1,189

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,933	1,451	4,682

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,451	$4,682	$5,871
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,431	$14,723	$15,192
Cash refunds of income taxes	$(1,446)	$(4,122)	$(3,833)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred Stock Dividends Payable in Cash and Accretion	$6,091

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share Data)

1.  THE COMPANY

As used herein, the “Company” refers to Anvil Holdings, Inc. (“Holdings”), including, in some instances, its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation (“Anvil”), and its other subsidiaries, as appropriate to the context. The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children, including short and long sleeve T-shirts, sport shirts and niche products, all in a variety of styles and fabrications.  These activewear products are supplemented with caps, towels, robes and bags. The Company markets and sells its products primarily to distributors, screen printers and private label brand owners, principally in the United States of America.

The Company reports its operations in one segment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information.

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

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000, 13% Senior Exchangeable Preferred Stock due 2009 and (ii) 390,000 shares of Class B common stock (the “Units Offering”).  The Senior Exchangeable Preferred Stock was recorded at $27,656 representing the proceeds of $30,000, less $390 allocated to the Class B common stock and $1,954 of expenses attributable to the Units Offering.  Additionally, on March 14, 1997, Anvil sold $130,000 of 10-7/8% Senior Notes due March 15, 2007 (“Senior Notes”) in connection with the Recapitalization.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“Generally Accepted Accounting Principles” or “GAAP”).  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As described in Notes 9 and 10, the Company’s Loan and Security Agreement which includes the Revolving Credit Facility, expires January 11, 2007 and its 10-7/8% Senior Notes are due March 15, 2007.  Management of the Company presently believes that, based upon current and anticipated levels of operations, it will be able to satisfy its interest obligations under the Revolving Credit Facility, and that there will be sufficient availability under the Revolving Credit Facility to fund normal working capital requirements through the expiration of the Revolving Credit Facility on January 11, 2007.  However, Management of the Company believes it is unlikely that the Company will be able to satisfy its obligations to repay the principal on the Senior Notes when due and that the Company’s ability to renew the Loan and Security Agreement is uncertain if the Senior Notes have not been refinanced prior to the expiration of the Loan and Security Agreement.  The Company has engaged the services of Jefferies & Company, Inc. as its financial advisor in exploring and reviewing strategic alternatives with respect to its capital structure.  Unless refinancing/restructuring of the Senior Notes is accomplished prior to the expiration of the Loan and Security Agreement, the Company may not be able to renew the Loan and Security Agreement on acceptable terms, if at all.  There can be no assurance that the Company will make the interest payment due on the Senior Notes on September 15, 2006, or within any applicable grace period thereafter, which could create a default under the Senior Notes and/or under the Loan and Security Agreement.

The Company’s financing needs as described above, along with its recurring losses, which amounted to ($18,324), ($8,629) and ($28,478) in the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006, respectively, and its stockholders’ deficiency ($122,751 as of January 28, 2006) raise substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Fiscal Year—The Company’s operations are on a “52/53-week” fiscal year ending on the Saturday closest to January 31. The years ended January 31, 2004, January 29, 2005, January 28, 2006 and February 3, 2007 are referred to herein as Fiscal 2003, Fiscal 2004, Fiscal 2005 and Fiscal 2006, respectively.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The accounts requiring the use of significant estimates include, among others: accounts receivable, inventories, various income tax accounts, long-lived assets, intangible assets and certain reserves.

Fair Value of Financial Instruments—The financial instruments in the accompanying consolidated balance sheets are reported at historical amounts.  Such amounts generally approximate fair value, with the exception of the Senior Notes and the Redeemable Preferred Stock.  Management believes the fair value of these instruments to be considerably less than their reported amounts, but an estimable fair value is not practicably determinable because of the lack of a regular market for these securities.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Property, Plant and Equipment—Property, plant and equipment is being depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the estimated useful life or the term of the lease.  With the exception of certain assets for which the depreciable lives have been adjusted (See Note 6 to the consolidated financial statements), depreciable lives are generally as follows:

Buildings and Improvements	20-25 years
Machinery, Equipment, Furniture and Fixtures	4-10 years

Inventories—Inventories are stated at the lower of cost or market, with cost being determined primarily by the first-in, first-out (FIFO) method.

Intangible Assets—Intangible assets of the Company as of January 28, 2006 consist of trademarks which are being amortized over their estimated useful life of 17 years.  Goodwill (which was not being amortized) has been fully written off due to an impairment in value recorded as of January 31, 2004.  See Note 7 to the consolidated financial statements.

Evaluation of Long-Lived Assets—Long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.   In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  See Note 6 to the consolidated financial statements.

Deferred Financing Fees—Included in other assets are net deferred financing fees ($1,064 and $548 at January 29, 2005 and January 28, 2006, respectively) which are being amortized over the term of the applicable obligations.

Stock Option Plan—The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost is recognized for stock option awards.  Had compensation cost been determined consistent with SFAS No. 123,  Accounting for Stock-Based Compensation (“SFAS 123”), the effect on the Company’s reported results of operations would have been immaterial because of the nominal amount of option activity.

Revenue Recognition—Revenue is recognized at the time merchandise is shipped and title has passed.  Allowances for sales returns and discounts are provided when sales are recorded.  Shipping and handling costs billed to customers are included as a component of net sales, and the related expense is included as a component of selling, general and administrative expenses, and amounted to $100, $89 and $134 in Fiscal 2003, Fiscal 2004 and Fiscal 2005, respectively.

Income Taxes—Income taxes have been accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes.  A valuation allowance is recorded against deferred tax assets at such time as it is determined that it is no longer more likely than not that such deferred tax assets are realizable.

Significant Customers—The Company has had one customer which accounted for approximately 33%, 41% and 36%, respectively, of the Company’s net sales in Fiscal 2003,  Fiscal 2004 and Fiscal 2005.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005.  The Company has not yet assessed the impact which the adoption of SFAS No. 151 might have on the Company’s reported consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, if granted, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) is effective as to the Company as of the beginning of the Company’s 2006 fiscal year.  If applicable, the Company will account for stock-based compensation costs prospectively at the time of adoption.  The adoption of SFAS 123(R) is not expected to have a material effect on the Company’s reported consolidated results of operations, based on the Company’s current nominal level of stock-based compensation.

In May 2005, the FASB issued SFAS No. 154,  Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

4.  INVENTORIES

Inventories consist of the following:

	January 29,	January 28,
	2005	2006

Finished goods	$38,807	$41,066
Work-in-process	1,821	1,876
Raw materials and supplies	9,578	7,663
	$50,206	$50,605

5.  PROPERTY, PLANT AND EQUIPMENT- NET

Property plant and equipment consists of the following:

	January 29,	January 28,
	2005	2006

Land	$1,446	$1,274
Buildings and improvements	19,531	10,875
Machinery, equipment, furniture and fixtures	58,789	59,601
	79,766	71,750
Less accumulated depreciation and amortization	(48,851)	(48,436)
	$30,915	$23,314

Depreciation and amortization expense related to property, plant and equipment for the fiscal years ended January 31, 2004, January 29, 2005, and January 28, 2006 was  $8,261, $6,579 and $7,041, respectively.

At January 28, 2006, the above property, plant and equipment includes assets held for sale having an adjusted carrying value of $1,915 after the provision for asset impairment discussed in Note 6, below.

6.  PROVISION FOR ASSET IMPAIRMENT

In connection with the Company’s decision during the third quarter of Fiscal 2005 to proceed with the construction of a new textile facility in Honduras and to transfer certain production operations to that facility, Management assessed the recoverability of existing assets which would be affected by this decision.  Based upon such assessment, the Company provided a $3,713 charge representing its estimate of the impairment to the carrying value of certain of the affected property, plant and equipment, net of the estimated proceeds from the sale of this property, plant and equipment.  In addition, the remaining useful lives of the machinery and equipment have been reduced from their original useful lives, which ranged from 4 to 10 years to eighteen months resulting from the phase-out of the assets during the transition. As a result, depreciation was accelerated on the machinery and equipment which will be phased out during the transition, resulting in an increase in cost of goods sold of $743 for the fiscal year ended January 28, 2006.  The transition is currently estimated by Management to be complete by the end of Fiscal 2006.  The aforementioned charges do not include: (i) future expenses (presently estimated by Management at approximately $2,000) which may be incurred for personnel costs once the transition and related contractual matters have further progressed; and (ii) additional accelerated depreciation of $1,487 on the machinery and equipment to be recorded during the fiscal year ending February 3, 2007.

7.  GOODWILL AND INTANGIBLE ASSETS

The Company has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets be tested for impairment annually and when an event occurs indicating that it is possible an impairment exists.  At January 31, 2004, Management tested existing goodwill for impairment by comparing its carrying value with its fair value, which was estimated as a multiple of future cash flow.  Based on this comparison, the Company recorded an impairment charge of $19,416, representing the entire carrying amount of the Company’s existing goodwill.  The impairment resulted from an implied reduction in the Company’s fair value resulting from the reduced revenue and gross margin projections caused by a continuing industry-wide decline in selling prices for the Company’s basic goods.

The Company’s remaining intangible assets, which are being amortized, consist of trademarks having an aggregate value of $4,858, less accumulated amortization of  $2,860 and $3,146 as of January 29, 2005 and January 28, 2006, respectively.  Amortization expense for these trademarks will be $286 in each future fiscal year.  The Company believes that projected cash flows as well as the intrinsic value of its trademarks are representative of their carrying value.

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 29,	January 28,
	2005	2006

Accrued wages, fringe benefits and bonuses	$4,567	$4,577
Accrued interest payable	5,503	5,503
Accrued promotional expenses	3,880	5,571
Other	3,467	2,340
	$17,417	$17,991

9.  CREDIT AGREEMENT

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving Credit Facility”).   The Loan Agreement, as amended, expires January 11, 2007.  The original Loan Agreement included a term loan in the initial principal amount of $11,725, repayable in quarterly principal installments of $586, the last of which was made in April 2004.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangibles and property, plant and equipment of Anvil.  Holdings and Spectratex, Inc. a wholly-owned subsidiary of Anvil (“Spectratex” [formerly named Cottontops]) guarantee amounts due under the Loan Agreement.   The Loan agreement contains various non-financial covenants, all of which the Company is in compliance with as of January 28, 2006.  Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At January 29, 2005 and January 28, 2006, there was $10,280 and $15,225 outstanding under the Revolving Credit Facility bearing interest at 5.5% and 7.5%, respectively.  The weighted average interest rate on borrowings under the

Loan Agreement during the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006 was 4.3%, 4.7% and 6.6%, respectively.  The maximum amount outstanding under the Revolving Credit Facility during the fiscal year ended January 28, 2006 was $31,064.  At January 28, 2006 there was $15,240 available for additional borrowings under the Revolving Credit Facility.

10.   10-7/8% SENIOR NOTES

On March 14, 1997, Anvil issued $130,000 of 10-7/8% Senior Notes (the “Senior Notes”) due March 15, 2007 and received proceeds of $126,100 net of debt discount of $3,900.  Interest on the Senior Notes is payable semiannually on March 15 and September 15.  The Company may redeem the Senior Notes at a redemption price of 100% at any time beginning March 15, 2004.

The Senior Notes are guaranteed by the Company, Spectratex and the Non-U.S. subsidiaries of Anvil and are senior unsecured obligations of the Company ranking senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness, including borrowings under the Loan Agreement.  The indenture relating to the Senior Notes contains certain non-financial covenants as well as financial covenants, including restrictions on additional indebtedness, certain asset sales, and the payment of dividends, all of which the Company is in compliance with as of January 28, 2006.

11.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
	January 31,	January 29,	January 28,
	2004	2005	2006

Current:
Federal	$(5,546)	$(920)	$(179)
State and local	64	3	(228)
Total current benefit	(5,482)	(917)	(407)
Deferred:
Federal (benefit) provision	(5,785)	100	(4,148)
State and local (benefit) provision	(2,030)	14	(362)
Increase in valuation allowance	—	—	9,012
Total deferred (benefit) provision	(7,815)	114	4,502
Total tax (benefit) provision	$(13,297)	$(803)	$4,095

Pursuant to SFAS No. 109, Accounting for Income Taxes, during the fiscal year ended January 28, 2006, as a result of recent losses which the Company is not able to carry back against prior years’ income, as well as recent Management projections, the Company determined that, at this time, realization of the Company’s net deferred tax assets is not more likely than not.  Accordingly, the Company increased its valuation allowances in Fiscal 2005 to fully reserve against its net deferred tax assets of $4,502 recorded through January 29, 2005.  In addition, a valuation allowance of $4,510 was established to offset the net deferred tax assets generated in the current fiscal year ended January 28, 2006.    Management intends to record valuation allowances, to the extent subsequent tax losses continue.

The Company’s consolidated pre-tax results of operations for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006 includes pre-tax income of $633 and pre-tax losses of $365 and $3,155, respectively, attributable to foreign sources.

A reconciliation of the statutory Federal tax rate and the effective rate is as follows.

	Fiscal Year Ended
	January 31,	January 29,	January 28,
	2004	2005	2006

Federal statutory tax rate	35%	35%	35%
Dividends and accretion of preferred stock	—	(26)	(11)
Valuation allowances provided	—	—	(37)
State and local taxes—net of Federal income tax benefit	4	—	2
Foreign and other	3	—	(6)

Effective tax rate	42%	9%	(17%)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	January 29,	January 28,
	2005	2006

Deferred tax assets relating to:
Inventories	$1,486	$1,180
Reserves not currently deductible	2,102	876
Charitable contributions	17	21
Total current deferred tax assets	3,605	2,077
Deferred tax assets (liabilities) relating to:
Property, plant and equipment	(2,066)	1,452
Intangible assets	2,858	2,607
Unremitted foreign earnings	(939)	—
NOL Carryforward	394	2,640
Tax credit carryforwards and other	2,035	1,621
Total non-current deferred tax assets	2,282	8,320
Total deferred tax assets before valuation allowances	5,887	10,397
Valuation allowances	(1,385)	(10,397)
Net deferred tax assets	$4,502	—

The Company has a Federal net operating loss carryforward of approximately $7,000 at January 28, 2006, for which a full valuation allowance has been recorded.  The Company also has state tax credit carryforwards of $1,757 at January 28, 2006, for which a full valuation allowance has been recorded.  These carryforwards expire on various dates through 2019.

12.  EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company has a savings and investment plan under which eligible employees may contribute up to 60% of their compensation, subject to certain limitations.  The Company matches 100% of pre-tax contributions up to the first 3% and 50% of the next 3%.  During the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006, the Company made cash contributions to the plan aggregating $667, $596 and $618, respectively.

13.  CAPITAL STRUCTURE

Mandatorily Redeemable Preferred Stock/Adoption of SFAS No. 150

In connection with the Units Offering, in March 1997, the Company issued 1,200,000 shares of 13% Mandatorily Redeemable Senior Exchangeable Preferred Stock (“Redeemable Preferred Stock”) due 2009.  Total shares authorized are 2,300,000. Dividends accrue quarterly at 13% on the sum of the liquidation value ($25 per share) plus accumulated and unpaid dividends thereon.

On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all but not less than all of the shares of Redeemable Preferred Stock then outstanding for the Company’s 13% Subordinated Exchange Debentures due 2009 (“Exchange Debentures”).  No Exchange Debentures have been issued.  The Redeemable Preferred Stock or the Exchange Debentures, if issued, will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002, at the redemption price of 101% of the liquidation preference or aggregate principal amount thereof (as the case may be), plus, in the case of the Redeemable Preferred Stock, an amount equal to all accumulated and unpaid dividends per share to the date of redemption, or in the case of the Exchange Debentures, an amount equal to all accumulated and unpaid interest thereon to the date of redemption.  On March 15, 2009, the Company is required to redeem all outstanding shares of the Redeemable Preferred Stock at an amount equal to the liquidation preference and all accumulated and unpaid dividends. This mandatory redemption would require a cash payment of $96,197 on March 15, 2009.  The Redeemable Preferred Stock was recorded at an amount equal to the proceeds (net of discounts) less an amount attributable to the Class B Common Stock issued in Connection with the Units Offering.

In accordance with the provisions of the Company’s Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $24,187, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.    On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.  Effective November 17, 2005, one such director resigned.

Effective as of the beginning of the fiscal year ended January 29, 2005, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities, if such financial instruments embody an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  Adoption of

SFAS No. 150 required the Company to begin classifying its 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense.  Prior to the effective date of SFAS No. 150, the Company classified the Preferred Stock on its balance sheet between liabilities and equity and the related dividends and accretion as a reduction in equity not included as an element of interest expense.  Restatement of prior periods is not permitted when applying SFAS No. 150.  If the provisions of SFAS No. 150 had been in effect for periods prior to the fiscal year ended January 29, 2005, the Company would have reported a net loss of $24,415 in the fiscal year ended January 31, 2004.

The Preferred Stock, as presented in the accompanying consolidated balance sheets, is determined as follows:

	January 29,	January 28,
	2005	2006

Preferred Stock issued and outstanding (Liquidation value, $80,884 and $91,922)	$81,139	$92,488
Less—Preferred Stock in treasury (Liquidation value, $25,033 and $28,449)	(25,111)	(28,624)
Preferred Stock—net (Liquidation value, $55,851 and $63,473)	$56,028	$63,864

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

14.  STOCK OPTION PLAN

Effective January 1, 2002, the Company adopted a stock option plan (the “Option Plan”) which authorizes the granting of options for approximately 5.0% of the outstanding Class B Common Stock on a fully diluted basis.   The Option Plan may be terminated by the Company at any time.  The options may be granted to certain members of management and key employees and are subject to time vesting as well as vesting provisions relating to the sale or recapitalization of the Company, as defined.   The exercise price of such options is the fair market value of the Common Stock as of the date of grant.   Options to purchase 90,000 shares with an exercise period of ten years were granted to certain members of management and key employees on January 1, 2002 at an exercise price of  $1 per share, the fair value at date of grant.  Since adoption of the plan, options to purchase 15,000 shares were exercised and options to purchase 15,000 shares were cancelled.  At January 28, 2006, options to purchase 60,000 shares (all of which are exercisable) are outstanding with an average life of approximately six years.   The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.  The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost is recognized for stock option awards.  Had compensation cost been determined consistent with SFAS No. 123, the effect on the Company’s reported results of operations would have been immaterial because of the nominal amount of option activity.

15.  COMMITMENTS AND CONTINGENCIES

Leases—The Company is obligated under various leases for equipment, office space and manufacturing facilities which expire at various dates through 2011. Future minimum rental commitments under noncancelable operating leases, with terms in excess of one year, are as follows:

Fiscal Year Ending In:

2007	$2,469
2008	1,915
2009	1,537
2010	1,277
2011	685
Total	$7,883

The above amounts do not include minimum lease payments which would be required upon occupancy by the Company of its textile facility in Honduras.  If completed and occupied as planned, minimum lease payments on this facility will be approximately $1,500 annually for an initial term of ten years, commencing on or about June 2006.

Rental expense for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006 was $2,875, $3,011 and $2,908, respectively.

Letters of Credit—At January 28, 2006, the Company was party to open letters of credit in the amount of  $1,541, expiring through July 2006.

Employment Agreements—The Company has four employment agreements with certain of its executives providing for minimum annual compensation.  All of these agreements currently expire on January 31, 2007, and three are subject to automatic one-year renewals.  For the year ending February 3, 2007, the minimum amount payable under these employment agreements is $1,500.

Litigation—The Company is party to various litigation matters incidental to the conduct of its business.  The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition, liquidity, business or results of operations of the Company.

Environmental Matters—Prior to the 1995 initial formation of the Company, groundwater contamination was discovered at what is now the Company’s Asheville, North Carolina facility.  In 1990, Winston Mills, Inc., a subsidiary of McGregor Corporation (“McGregor”), entered into an Administrative Order on Consent (“AOC”) with the North Carolina Department of Environment, Health and Natural Resources (“DEHNR”) concerning such contamination. Since that time, McGregor, through Culligan International Company (“Culligan”), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates range from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility’s hazardous waste permit and Culligan has guaranteed McGregor’s obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the acquisition of the Anvil business (the “Acquisition”).   This indemnity is guaranteed by Culligan and by Astrum International Corp. (now known as Samsonite Corporation), an affiliate of McGregor, in the event Culligan is unable to perform its guarantor obligations.  The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR.   McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition.  The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company.   McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to 1995.  Culligan and Samsonite have also guaranteed McGregor’s obligations under these indemnities.  The consolidated financial statements do not include any liabilities which might arise from the foregoing matters.

Other Agreement - The Company’s agreement with Jefferies & Co. (See Note 3)  calls for a fee of $600 upon consummation of a “Restructuring” (as defined in the agreement) in the event that the Restructuring consists solely of the extension of the maturities of the Senior Notes and the Preferred Stock, or, in the case of a Restructuring other than solely by extension, 0.75% of the face amount of all the Preferred Stock in excess of $20,000 and all of the Senior Notes.

16.    SUMMARIZED FINANCIAL DATA OF CERTAIN SUBSIDIARIES

Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil.  Anvil is Holdings’ only direct subsidiary.  Holdings, Spectratex and the Non-U.S. subsidiaries of Anvil fully and unconditionally, jointly and severally guarantee the 10-7/8% Senior Notes of Anvil.  In addition to Spectratex, Anvil has six other direct subsidiaries (the “Non-U.S. Subsidiaries”): A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; Annic LLC, S.A., organized in Nicaragua; and Anvil GmbH (formerly named CDC GmbH), organized in Germany.  There are no other direct or indirect subsidiaries of the Company.   The following information presents certain condensed consolidating financial data for Holdings, Anvil, Spectratex and the Non-U.S. Subsidiaries.  Complete financial statements and other disclosures concerning Anvil, Spectratex and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.  For Fiscal 2005, the tax provision, which consists primarily of the establishment of valuation allowances on the Company’s net deferred tax assets was allocated to Anvil, as the majority of such assets related to Anvil.

						Holdings and
				Non-U.S.	Elim-	Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	inations	Consolidated
FISCAL 2005
Balance Sheet Data
Total current assets		$76,278	$426	$4,788		$81,492
Other assets		21,113	903	4,802		26,818
Investment in Spectratex		767			(767)
Investment in Non-U.S. Subs		7,880			(7,880)
Total assets		$106,038	$1,329	$9,590	$(8,647)	$108,310
Total current liabilities		$35,233	$562	$1,710		$37,505
Investment in Anvil	$58,887				$(58,887)
Long-term debt and other non-current obligations	63,864	129,692				193,556
Stockholders’ (deficiency)/ equity	(122,751)	(58,887)	767	7,880	50,240	(122,751)
Total liabilities and stockholders’ equity/(deficiency)	$—	$106,038	$1,329	$9,590	$(8,647)	$108,310

Statement of Operations Data
Net sales		$172,169	$7,849	$20,130	$(20,220)	$179,928
Cost of goods sold		139,737	8,450	22,034	(20,220)	150,001
Gross profit (loss)		32,432	(601)	(1,904)		29,927
Operating expenses, including goodwill/asset impairments		28,451	534	1,137		30,122
Interest expense and other	$7,837	16,304	47			24,188
Loss before taxes	(7,837)	(12,323)	(1,182)	(3,041)		(24,383)
Provision for income taxes		4,095				4,095
Net loss	$(7,837)	$(16,418)	$(1,182)	$(3,041)		$(28,478)

FISCAL 2004
Balance Sheet Data
Total current assets		$87,192	$541	$3,038		$90,771
Other assets		29,397	1,155	4,809		35,361
Investment in Spectratex		1,044			(1,044)
Investment in Non-U.S. Subs		6,120			(6,120)
Total assets		$123,753	$1,696	$7,847	$(7,164)	$126,132
Total current liabilities		$32,626	$652	$1,727		$35,005
Investment in Anvil	$38,245				$(38,245)
Long-term debt and other non-current obligations	56,028	129,372				185,400
Stockholders’ (deficiency)/ equity	(94,273)	(38,245)	1,044	6,120	31,081	(94,273)
Total liabilities and stockholders’ Equity/(deficiency)	$—	$123,753	$1,696	$7,847	$(7,164)	$126,132

Statement of Operations Data
Net sales		$175,234	$16,551	$22,565	$(21,992)	$192,358
Cost of goods sold		137,232	16,714	21,915	(21,992)	153,869
Gross profit		38,002	(163)	650		38,489
Operating expenses		23,538	660	1,015		25,213
Interest expense and other	$6,904	15,828	(24)			22,708
Loss before taxes	(6,904)	(1,364)	(799)	(365)		(9,432)
Benefit for income taxes	—	(433)	(254)	(116)		(803)
Net loss	$(6,904)	$(931)	$(545)	$(249)		$(8,629)

						Holdings and
				Non-U.S.	Elim-	Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	inations	Consolidated
Fiscal 2003
Statement of Operations Data
Net sales		$170,379	$17,748	$25,650	$(22,555)	$191,222
Cost of goods sold		144,348	17,184	24,290	(22,555)	163,267
Gross profit		26,031	564	1,360		27,955
Operating expenses, including goodwill/asset impairments		42,745				44,173
Interest expense and other		15,416	(13)			15,403
(Loss) income before taxes		(32,130)	(124)	633		(31,621)
(Benefit) provision for income taxes		(13,511)	(52)	266		(13,297)
Net (loss) income		$(18,619)	$(72)	$367		$(18,324)

17.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Anvil, Holdings and Spectratex have entered into a management agreement with BRS, effective as of the Recapitalization, whereby BRS is to provide certain advisory and consulting services in relation to the affairs of Anvil, Holdings and Spectratex, including services in connection with strategic financial planning, and the selection, retention and supervision of investment bankers or other financial advisors or consultants.  Annual fees under this management agreement are $250.

Anvil, Holdings and Spectratex have entered into a management agreement with CVC Management LLC (“CVC Mgmt.”), an affiliate of Court Square effective September 15, 2002, whereby CVC Mgmt. is to provide certain advisory and consulting services in relation to the affairs of Anvil, Holdings and Spectratex, including services in connection with strategic financial planning, and the selection, retention and supervision of investment bankers or other financial advisors or consultants.  Annual fees under this management agreement are $250.

BRS and Court Square are significant stockholders of the Company and each has the right to name up to three of the Company’s Directors.  Currently BRS has designated one of such Director.

18.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Fiscal 2004				Fiscal 2005
	Quarter				Quarter
	First	Second	Third	Fourth	First	Second	Third*	Fourth

Net sales	$53,021	$53,104	$41,477	$44,756	$49,498	$48,953	$41,399	$40,078
Gross profit	12,952	10,555	7,258	7,724	9,095	9,454	6,587	4,791
Provision for asset impairment	—	—	—	—	—	—	3,713	—
Operating income (loss)	5,983	4,599	861	1,833	2,126	3,182	(3,838)	(1,665)
Net loss	(452)	(1,333)	(3,589)	(3,255)	(3,193)	(2,813)	(14,842)	(7,630)

*Subsequent to the issuance of the interim consolidated financial statements for the period ended October 29, 2005, the Company determined that the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets were misapplied.  The Company determined that the previously reported interim financial statements for the third quarter of Fiscal 2005 overstated the provision for asset impairment by $1,287 and understated depreciation expense included in cost of goods sold by $683, resulting in an overstatement of gross profit of $683, and a net overstatement in operating loss and net loss of $604 from the previously reported amounts of $34,129, $7,270, $5,000, ($4,442) and ($15,446) for cost of goods sold, gross profit, provision for asset impairment, operating (loss) and net (loss), respectively.  As a result, the amounts presented above for the third quarter of Fiscal 2005 have been restated from amounts previously reported in the Company’s Form 10-Q to properly apply SFAS No. 144.  The Company’s Form 10-Q filing for the third quarter of 2006 will present the corrected amounts for the comparative 2005 period.

SCHEDULE II

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(credited) to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of year	expenses	accounts	Deductions(a)	Year

Fiscal year ended January 31, 2004 Allowance for doubtful accounts	$1,152	$(10)	$—	$23	$1,165

Fiscal year ended January 29, 2005 Allowance for doubtful accounts	$1,165	$—	$—	$23	$1,188

Fiscal year ended January 28, 2006 Allowance for doubtful accounts	$1,188	$(426)	$—	$(2)	$760

(a)       Accounts written off or collected - net

S-1