Form 10-Q
period 2006-04-29
ANVIL HOLDINGS INC
filed 2006-06-13
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2006

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

Yes ☐      No ☒

At June 13, 2006 there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,600,000 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

ANVIL HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of April 29, 2006 and January 28, 2006

Consolidated Statements of Operations for the Fiscal Quarters Ended April 29, 2006 and April 30, 2005

Consolidated Statement of Stockholders’ Deficiency for the Fiscal Quarter Ended April 29, 2006

Consolidated Statements of Cash Flows for the Fiscal Quarters Ended April 29, 2006 and April 30, 2005

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Item 3.	Defaults Upon Senior Securities

Item 6.	Exhibits

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	April 29,	January 28,
	2006	2006*
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,226	$5,871
Accounts receivable, less allowance for doubtful accounts of $786 and $760, respectively	24,755	23,533
Inventories	42,493	50,605
Prepaid and refundable income taxes	80	80
Prepaid expenses and other current assets	1,682	1,403
Total current assets	77,236	81,492
PROPERTY, PLANT AND EQUIPMENT—Net	24,809	23,314
INTANGIBLE ASSETS—Net	1,637	1,712
OTHER ASSETS	1,706	1,792
Total Assets	$105,388	$108,310
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$4,562	$4,289
Accrued expenses and other current liabilities	10,664	17,991
Revolving credit loan	23,159	15,225
10-7/8% senior notes	129,663	—
Total current liabilities	168,048	37,505
10-7/8% SENIOR NOTES	—	129,565
OTHER LONG-TERM OBLIGATIONS	122	127
MANDATORILY REDEEMABLE PREFERRED STOCK—Net of Treasury Holdings	65,990	63,864
Total Liabilities	234,160	231,061
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $88,990 and $86,288)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,605,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,813	12,813
Accumulated deficit	(141,624)	(135,603)
Total Stockholders’ Deficiency	(128,772)	(122,751)
Total Liabilities and Stockholders’ Deficiency	$105,388	$108,310

*Derived from audited financial statements.

See unaudited notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Fiscal Quarter Ended
	April 29, 2006	April 30, 2005
	(Unaudited)
NET SALES	$51,062	$49,498
COST OF GOODS SOLD	43,321	40,403
Gross profit	7,741	9,095
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,745	6,894
AMORTIZATION OF INTANGIBLE ASSETS	75	75
PROFESSIONAL FEES RELATING TO POSSIBLE RESTRUCTURING/REFINANCING	589	—
OPERATING INCOME	332	2,126
INTEREST EXPENSE:
Interest on borrowings	3,900	3,812
Dividends and accretion on mandatorily redeemable preferred stock	2,126	1,873
Total interest expense	6,026	5,685
OTHER EXPENSES—NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	327	258
LOSS BEFORE BENEFIT FOR INCOME TAXES	(6,021)	(3,817)
BENEFIT FOR INCOME TAXES	—	(624)
NET LOSS	$(6,021)	$(3,193)

See unaudited notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(In Thousands)
(Unaudited)

	Common Stock			Additional	Accumulated
	Class A	Class B	Class C	Paid-in Capital	Deficit	Total
Balance at January 28, 2006	$3	$36	—	$12,813	$(135,603)	$(122,751)
Net loss					(6,021)	(6,021)
Balance at April 29, 2006	$3	$36	—	$12,813	$(141,624)	$(128,772)

See unaudited notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Quarter Ended
	April 29, 2006	April 30, 2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,021)	$(3,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,615	1,631
Amortization of intangibles and other assets	310	310
Preferred dividends (interest expense) payable on redemption	2,126	1,873
Changes in operating assets and liabilities:
Accounts receivable	(1,222)	(449)
Inventories	8,112	(2,939)
Prepaid and refundable income taxes	-	(524)
Prepaid expenses and other	(330)	(313)
Accounts payable	273	805
Accrued expenses & other liabilities	(7,332)	(5,743)
Net cash used in operating activities	(2,469)	(8,542)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,196)	(1,300)
Proceeds from disposals of property and equipment	86	21
Net cash used in investing activities	(3,110)	(1,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	7,934	10,701
INCREASE IN CASH	2,355	880
CASH, BEGINNING OF PERIOD	5,871	4,682
CASH, END OF PERIOD	$8,226	$5,562

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,433	$7,346
Cash paid for income taxes	$—	$30

See unaudited notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share Data)
(Unaudited)

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

The accompanying financial statement presentation assumes that the Company will continue as a going concern.  As described in Notes 2 and 3, the Company’s Loan and Security Agreement, which includes the Revolving Credit Facility, expires January 11, 2007 and its 10-7/8% Senior Notes are due March 15, 2007. Management of the Company presently believes that, based upon current and anticipated levels of operations, it will be able to satisfy its interest obligations under the Revolving Credit Facility, and that there will be sufficient availability under the Revolving Credit Facility to fund normal working capital requirements through the expiration of the Revolving Credit Facility on January 11, 2007. However, Management of the Company believes it is unlikely that the Company will be able to satisfy its obligations to repay the principal on the Senior Notes when due and that the Company’s ability to renew the Loan and Security Agreement is uncertain if the Senior Notes have not been refinanced prior to the expiration of the Loan and Security Agreement. The Company has engaged the services of Jefferies & Company, Inc. as its financial advisor in exploring and reviewing strategic alternatives with respect to its capital structure and has commenced discussions regarding a potential restructuring with an ad hoc committee of holders of the Senior Notes. Jefferies’ fees and related expenses to date, amounting to $589, have been classified separately in the accompanying unaudited consolidated statement of operations as professional fees relating to possible restructuring/refinancing, and are being expensed as incurred.

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

The Company’s financing needs, along with its recurring losses, negative working capital and its stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the fiscal period ended April 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007 or any other period. The balance sheet at January 28, 2006 has been derived from the audited financial statements at that date. Reference is made to the consolidated financial statements for the fiscal year ended January 28, 2006 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company’s operations are on a “52/53-week” fiscal year ending on the Saturday closest to January 31. The current fiscal year ending February 3, 2007 will contain 53 weeks. The accompanying consolidated financial statements include the accounts of the Company, after elimination of significant intercompany accounts and transactions.

Litigation:  The Company is party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the consolidated financial condition, liquidity, business or results of operations of the Company.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has not had a significant impact on the Company’s reported results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) was effective as to the Company as of the beginning of the Company’s 2006 fiscal year and was adopted using the modified prospective method. The adoption of SFAS 123(R) did not have a material effect on the Company’s reported consolidated financial position or results of operations, because of the Company’s current nominal level of stock based compensation.

Under the Company’s stock option plan, options may be granted to certain members of management and key employees and are subject to time vesting as well as vesting provisions relating to the sale or recapitalization of the Company, as defined in the option plan.  The exercise price of such options is the fair market value of the Common Stock as of the date of grant.  Options to purchase 90,000 shares with an exercise period of ten years were granted to certain members of management and key employees on January 1, 2002 at an exercise price of $1 per share, the fair value at the date of grant. Since adoption of the plan, options to purchase 15,000 shares were exercised and options to purchase 15,000 shares were cancelled.

At April 29, 2006, options to purchase 60,000 shares (all of which are exercisable) are outstanding with an average life of approximately six years.  The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%. No options were granted, exercised or forfeited in the fiscal periods ended April 29, 2006 and April 30, 2005.

As all options had vested, no compensation cost was recognized in the Company’s financial statements for the fiscal period ended April 29, 2006. Had compensation cost been determined consistent with SFAS 123(R) for the fiscal period ended April 30, 2005, the effect on the Company’s reported results of operations would have been immaterial.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

NOTE 2—Credit Agreement

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangibles and property, plant and equipment of Anvil. Holdings and Spectratex, Inc. a wholly-owned subsidiary of Anvil (“Spectratex”) guarantee amounts due under the Loan Agreement.  The Loan Agreement contains various non-financial covenants, all of which the Company is in compliance with as of April 29, 2006. Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option. At April 29, 2006, there was $23,159 outstanding under the Revolving Credit Facility bearing interest at 8.0%. The weighted average interest rate on borrowings under the Loan Agreement during the fiscal quarter ended April 29, 2006 was 7.7% and the maximum amount outstanding during the same period was $25,098. At April 29, 2006 there was $15,187 available for additional borrowings under the Revolving Credit Facility.

NOTE 3—10-7/8% Senior Notes

On March 14, 1997, Anvil issued $130,000 of 10-7/8% Senior Notes (the “Senior Notes”) due March 15, 2007 and received proceeds of $126,100 net of debt discount of $3,900. Interest on the Senior Notes is payable semiannually on March 15 and September 15.

The Senior Notes (classified as a current liability in the accompanying consolidated balance sheet as of April 29, 2006) are guaranteed by the Company, Spectratex and the Non-U.S. subsidiaries of Anvil and are senior unsecured obligations of the Company ranking senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness, including borrowings under the Loan Agreement. The indenture relating to the Senior Notes contains certain covenants, including restrictions on additional indebtedness, certain asset sales, and the payment of dividends, all of which the Company is in compliance with as of April 29, 2006.

NOTE 4—Inventories

Inventories at April 29, 2006 and January 28, 2006 consisted of the following:

	April 29, 2006	January 28, 2006
Finished goods	$30,890	$41,066
Work-in-process	2,131	1,876
Raw materials and supplies	9,472	7,663
	$42,493	$50,605

NOTE 5—Intangible Assets

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and other intangible assets for impairment annually and when an event occurs indicating that it is possible an impairment exists.

The Company’s intangible assets, which are being amortized, consist of trademarks having an aggregate value of $4,858, less accumulated amortization of $3,221 and $3,146 as of April 29, 2006 and January 28, 2006, respectively. Amortization expense for these trademarks will be $286 in each future fiscal year. The Company believes that projected cash flows as well as the intrinsic value of its trademarks are representative of their carrying value.

NOTE 6—Redeemable Preferred Stock

In accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company classifies its  mandatorily redeemable 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense. The Preferred Stock, as presented in the accompanying consolidated balance sheets, is determined as follows:

	April 29,	January 28,
	2006	2006
Preferred Stock issued and outstanding (Liquidation value, $94,909 and $91,922)	$95,567	$92,488
Less—Preferred Stock in treasury (Liquidation value, $29,373 and $28,449)	(29,577)	(28,624)
Preferred Stock—net (Liquidation value, $65,536 and $63,473)	$65,990	$63,864

In accordance with the provisions of the Company’s Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”), the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value). This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date. Dividends subsequent to that date are required to be paid in cash. The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid. To date, the accrued dividends amount to $26,250, excluding dividends on preferred shares held by the Company. Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.   On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors. At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors. Effective November 17, 2005, one such director resigned.

NOTE 8—Summarized Financial Data of Certain Wholly-Owned Subsidiaries

Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holdings’ only direct subsidiary. Holdings, Spectratex and the Non-U.S. subsidiaries of Anvil fully and unconditionally, jointly and severally guarantee the 10-7/8% Senior Notes of Anvil. In addition to Spectratex, Anvil has six other direct subsidiaries (the “Non-U.S. Subsidiaries”): A.K.H., S.A., Estrella Mfg. Ltda. and Star, S.A., organized in Honduras; Livna, Limitada, organized in El Salvador; Annic LLC, S.A., organized in Nicaragua; and Anvil GmbH, organized in Germany. There are no other direct or indirect subsidiaries of the Company.  The following information presents certain condensed consolidating financial data for Holdings, Anvil, Spectratex and the Non-U.S. Subsidiaries. Complete financial statements and other disclosures concerning Anvil, Spectratex and the Non-U.S. Subsidiaries are not presented because Management has determined they are not material to investors.

						Holdings and
				Non-U.S.		Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	Eliminations	Consolidated
Fiscal Quarter Ended April 29, 2006
Balance Sheet Data
Total current assets		$71,290	$387	$5,559		$77,236
Other assets		22,108	820	5,224		28,152
Investment in Spectratex		655			$(655)
Investment in Non-U.S. Subs		8,374			(8,374)
Total assets	$—	$102,427	$1,207	$10,783	$(9,029)	$105,388
Total current liabilities		$165,087	$552	$2,409		$168,048
Investment in Anvil	$62,782				$(62,782)
Long-term debt and other non-current obligations	65,990	122				66,112
Stockholders’ (deficiency)/equity	(128,772)	(62,782)	655	8,374	53,753	(128,772)
Total liabilities and stockholders’ equity/(deficiency)	$—	$102,427	$1,207	$10,783	$(9,029)	$105.388
Statement of Operations Data
Net sales		$48,918	$1,955	$4,611	$(4,422)	$51,062
Cost of goods sold		41,102	1,791	4,850	(4,422)	43,321
Gross profit (loss)		7,816	164	(239)		7,741
Operating expenses		7,005	72	332		7,409
Interest expense and other	$2,126	4,227				6,353
Loss before income taxes	(2,126)	(3,416)	92	(571)		(6,021)
Income taxes
Net loss	$(2,126)	$(3,416)	$92	$(571)	$—	$(6,021)
Fiscal Quarter Ended April 30, 2005
Statement of Operations Data
Net sales		$47,607	$2,717	$5,008	$(5,834)	$49,498
Cost of goods sold		38,334	2,806	5,097	(5,834)	40,403
Gross profit (loss)		9,273	(89)	(89)		9,095
Operating expenses		6,498	185	286		6,969
Interest expense and other	$1,873	4,070				5,943
Loss before income taxes	(1,873)	(1,295)	(274)	(375)		(3,817)
Benefit for income taxes	—	(515)	(109)	—		(624)
Net loss	$(1,873)	$(780)	$(165)	$(375)	$—	$(3,193)

						Holdings and
				Non-U.S.		Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	Eliminations	Consolidated
Fiscal Year Ended January 28, 2006
Balance Sheet Data
Total current assets		$76,278	$426	$4,788		$81,492
Other assets		21,113	903	4,802		26,818
Investment in Spectratex		767			$(767)
Investment in Non-U.S. Subs		7,880			(7,880)
Total assets	$—	$106,038	$1,329	$9,590	$(8,647)	$108,310
Total current liabilities		$35,233	$562	$1,710		$37,505
Investment in Anvil	$58,887				$(58,887)
Long-term debt and other non-current obligations	63,864	129,692				193,556
Stockholders’ (deficiency)/equity	(122,751)	(58,887)	767	7,880	50,240	(122,751)
Total liabilities and stockholders’ equity/(deficiency)	$—	$106,038	$1,329	$9,590	$(8,647)	$108,310

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of  Operations

Critical Accounting Policies And Estimates

The Company’s significant accounting policies are more fully described in Note 3 to the consolidated financial statements, included in the Company’s Form 10-K for the fiscal year ended January 28, 2006, as filed with the Securities and Exchange Commission. The application of accounting policies require judgement by Management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant critical accounting policies include:

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

Evaluation of Long-Lived Assets— Pursuant to SFAS No. 144, Accounting for the Impairment of Long-lived Assets, long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. During the fiscal year ended January 28, 2006, the Company recorded an impairment charge of $3,713,000 relating to the fixed assets deemed to be impaired as a result of the planned transfer of production operations of its textile facilities.  Additionally, the Company accelerated depreciation on certain other fixed assets to reflect their revised estimated useful lives as a result of the planned transfer of such operations. The impact of accelerating depreciation on those fixed assets amounted to $297,000 during the fiscal quarter ended April 29, 2006.

Income taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes. The Company has recorded deferred tax assets resulting from net operating loss carryforwards and temporary differences, which will reduce taxable income in future periods. A valuation allowance is required for these deferred tax assets when it is more likely than not that all or a portion of them will not be realized. As a result of recent losses which the Company is not able to carry back against prior years’ income, as well as recent Management projections, the Company determined that, at this time, realization of the Company’s net deferred tax assets is uncertain. Accordingly, the Company has increased its valuation allowances to fully reserve against its net deferred tax assets through the end of the current fiscal quarter ended April 29, 2006. Management currently intends to continue to record valuation allowances to offset subsequent tax losses.  A portion or all of such valuation allowances could be reversed in the future, depending upon the availability of deferred tax assets and carryforwards to offset any future taxable income.

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

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

	Fiscal Quarter Ended
	April 29, 2006	April 30, 2005
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	84.8	81.6
Gross profit	15.2	18.4
Selling, general and administrative expenses	13.2	13.9
Interest expense (including preferred dividends)	11.8	11.5
Other Data:
EBITDA(1)	$2,022,000	$3,832,000
Percentage of net sales	4.0%	7.7%

(1)            EBITDA is defined as operating income plus depreciation and amortization and certain other non-cash charges. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company’s ongoing operating activities as it reflects earnings trends of the Company.  In addition, Management believes EBITDA is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness. EBITDA does not take into account the Company’s debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary use. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies. Following is the computation of EBITDA for the periods indicated.

	Fiscal Quarter Ended
	April 29, 2006	April 30, 2005
Net loss	$(6,021,000)	$(3,193,000)
Add back:
Benefit for income taxes	—	(624,000)
Interest expense	6,026,000	5,685,000
Other expenses (non-operating)	327,000	258,000
Operating income	332,000	2,126,000
Add: Depreciation of fixed assets	1,615,000	1,631,000
Amortization of intangible assets	75,000	75,000
EBITDA	$2,022,000	$3,832,000

Quarter Ended April 29, 2006 Compared to Quarter Ended April 30, 2005

Net sales for the quarter ended April 29, 2006 amounted to $51,062,000, as compared to $49,498,000 for the comparable quarter of the preceding fiscal year, an increase of $1,564,000, or 3.2%.  Total units sold were approximately 6.7% higher in the current fiscal quarter as compared to the same period of the prior year. The percentage increase in units sold exceeds the percentage increase in total sales dollars primarily due to a decline in the average selling price of units sold.

Gross profit declined from $9,095,000 in the quarter ended April 30, 2005 to $7,741,000 in the current fiscal quarter ended April 29, 2006. The reduction in gross profit of $1,354,000 (14.9%) is reflective of a decline in gross margin from 18.4% to 15.2%. This reduction was caused primarily by certain charges relating to the Company’s ongoing manufacturing restructurings as follows:

•                  Production inefficiencies and other expenses of approximately $730,000 were experienced as a result of the ongoing transition of the Company’s textile operations from North Carolina to Honduras.

•                  Cutting and sewing costs increased approximately $564,000 relating to the Company’s opening of a new expanded facility in Nicaragua, and the closing of its El Salvador cutting and sewing facility.

Management expects the additional costs relating to these manufacturing transitions will continue, and that once these transitions are completed, overall manufacturing costs will significantly decline.

Selling, general and administrative expenses (including distribution expense) decreased $149,000 (2.2%) in the fiscal quarter ended April 29, 2006 as compared to the same fiscal quarter of the prior year. Selling, general and administrative expenses were reduced as a result of the Company’s ongoing restructuring programs, offset by professional services costing $292,000 in the current quarter for operational consulting services being performed by Carl Marks Advisory Group.

Professional fees relating to possible refinancing/restructuring have to date amounted to $589,000. This amount represents fees incurred to Jefferies & Company, Inc. and related expenses for professional services rendered relative to the possible refinancing or restructuring of the Company’s debt obligations. Such amounts are being expensed as incurred.

Interest expense on borrowings was slightly higher in the current fiscal quarter than the same period of the prior year. Due to increases in the prime rate, interest rates on the Company’s revolving credit line were higher during the current fiscal quarter than the same period in the prior year. Also, borrowing levels in the current fiscal quarter were slightly higher than the same period of the prior year. Dividends and accretion on the Company’s

Redeemable Preferred Stock, classified as interest expense, increased $253,000 due to the compounding of unpaid dividends (see Note 6 to the financial statements included elsewhere herein).

Benefit for income taxes for the quarter ended April 29, 2006 reflects the Company’s decision to establish valuation allowances for tax benefits relating to current period tax loss carryforwards as well existing deferred tax assets. Accordingly, there is no net benefit or provision for taxes in the current quarter. An income tax benefit of $624,000 was recognized in the prior year fiscal quarter. See “Critical Accounting Policies And Estimates—Income Taxes,” above.

Analysis of Cash Flow Data

Cash used by operating activities was $2,469,000 in the current fiscal quarter as compared to $8,542,000 for the same period of the prior fiscal year.  The variance of $6,073,000 is primarily the result of: (i) a decrease in inventories of $8,112,000 for the current fiscal quarter as compared to an increase in inventories of $2,939,000 during the comparable fiscal quarter in the prior year, offset by (ii) a decrease in operating income of $1,794,000; and (iii) other changes in working capital due primarily to timing of receipts and disbursements.

Cash used in investing activities was $1,831,000 more in the fiscal quarter ended April 29, 2006 compared to the first quarter of the prior fiscal year, representing an increase in the Company’s net investments in capital equipment, primarily as it relates to its textile transition to Honduras.

Cash provided by financing activities was $7,935,000 in the fiscal quarter ended April 29, 2006. This amount represents the Company’s net borrowings under its revolving credit line through the end of the first quarter of fiscal 2006.  The comparable borrowings for the same period of the prior year amounted to $10,701,000.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of $4,333,000 and $3,657,000 in the fiscal years ended January 29, 2005 and January 28, 2006, respectively. Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software. Management estimates that capital expenditures in the ordinary course of business for each of the next two fiscal years will be approximately $4,000,000 annually. This amount does not include capital expenditures relating to the planned textile facility in Honduras, which are currently estimated at approximately $9,000,000 during the current fiscal year and $1,000,000 in fiscal 2007.

The Company’s principal working capital requirements are financing accounts receivable and inventories.  At April 29, 2006, the Company had a net working capital deficit of  $90,812,000, comprised of  revolving credit borrowings of $23,159,000, accounts payable and other current liabilities of $15,226,000 and Senior Notes (classified as a current liability) of $129,663,000; less cash of $8,226,000, accounts receivable of $24,755,000, inventories of $42,493,000 and other current assets of $1,762,000.

The Company’s ability to fund future capital expenditures as well as its working capital requirements will be significantly influenced by the refinancing/restructuring matters discussed below.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the “Revolving Credit Facility”).  The Loan Agreement, as amended, expires January 11, 2007. Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangibles and property, plant and equipment of Anvil. Holdings and Spectratex, Inc. a wholly-owned subsidiary of Anvil (“Spectratex”) guarantee amounts due under the Loan Agreement.  The Loan agreement contains various non-financial covenants, all of which the Company is in compliance with as of April 29, 2006. Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option. At April 29, 2006, there was $23,159,000 outstanding under the Revolving Credit Facility bearing interest at 8.0%  The weighted average interest rate on borrowings under the Loan Agreement during the fiscal quarter ended April 29, 2006 was 7.7%. and the maximum amount outstanding during the same period was $25,098,000. At April 29, 2006 there was $15,187,000 available for additional borrowings under the Revolving Credit Facility. On April 29, 2006 and January 28, 2006, the Company had cash on hand of $8,226,000 and $5,871,000, respectively. It should be noted that both the Company’s Revolving Credit borrowings and its cash position are subject to daily fluctuations based on numerous factors such as collections, operating expenses and capital expenditures.

The Senior Notes are in the principal amount of $130,000,000, bearing interest at 10-7/8%, and are due on March 15, 2007, and are classified as a current liability in the accompanying balance sheet as of April 29, 2006. The Senior Note Indenture restricts, among other things, Anvil’s and certain of its subsidiaries’ ability to pay dividends or make certain other “restricted” payments (except to the extent, among other things, the restricted payments are less than 50% of the Consolidated Net Income of Anvil [as defined therein]), to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make certain investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets.

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

Management of the Company presently believes that, based upon current and anticipated levels of operations, it will be able to satisfy its interest obligations under the Revolving Credit Facility, and that there will be sufficient availability under the Revolving Credit Facility to fund normal working capital requirements through the expiration of the Revolving Credit Facility on January 11, 2007. However, it is unlikely that the Company will be able to satisfy its obligations to repay the principal on the Senior Notes when due. The Company has engaged the services of Jefferies & Company, Inc. as its financial advisor in exploring and reviewing strategic alternatives with respect to its capital structure, and has commenced discussions regarding a potential restructuring with an ad hoc committee of holders of the Senior Notes. Jefferies’ fees and related expenses, amounting to $589,000 through April 29, 2006, have been classified separately in the accompanying unaudited consolidated statement of operations as professional fees relating to possible restructuring/refinancing and are being expensed as incurred.

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

A summary of the Company’s contractual obligations and commitments as of April 29, 2006 is as follows:

	Less Than
	1 Year	1-3 Years	3-5 Years	Total
Revolving credit debt	$23,159,000			$23,159,000
10-7/8% Senior Notes	130,000,000			130,000,000
Interest Senior Notes	14,138,000			14,138,000
Operating leases	2,469,000	$4,729,000	$685,000	7,883,000
Honduras textile facility*	1,500,000	3,000,000	3,000,000	7,500,000
Employment Agreements	1,125,000			1,125,000
Letters of Credit	1,541,000			1,541,000
Redeemable Preferred Stock		96,197,000		96,197,000
Total	$173,932,000	$103,926,000	$3,685,000	$281,543,000

*Represents minimum lease payments which began upon the occupancy by the Company of its textile facility in Honduras in June 2006. The minimum lease payments on this facility are approximately $1,500,000 annually for an initial term of ten years.

The Company’s agreement with Jefferies & Co. calls for a fee of $600,000 upon consummation of a “ Restructuring” in the event that the Restructuring consists solely of the extension of the maturities of the Senior Notes and the Preferred Stock, or, in the case of a Restructuring other than solely by extension, 0.75% of the face amount of all the Preferred Stock in excess of $20,000,000 and all of the Senior Notes as well as monthly retainer fees. The Company has also agreed, under certain terms and conditions, to pay the reasonable fees and expenses of the legal advisor to the abovementioned ad hoc committee of holders of the Senior Notes.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has not had a significant impact on the Company’s reported results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, if granted, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the reward. SFAS No. 123(R) was effective as to the Company as of the beginning of the Company’s 2006 fiscal year and the Company  will account for stock-based compensation costs prospectively. The adoption of SFAS 123(R) has not had a material effect on the Company’s reported consolidated financial position or results of operations, because of the Company’s current nominal level of stock based compensation. See Note 1 to the unaudited consolidated financial statements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154,  Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of April 29, 2006 and concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended April 29, 2006.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The Company believes there have been no material changes in risk factors as previously disclosed in response to item 1A. of Part II of its Form 10-K as previously filed with the Securities and Exchange Commission for the fiscal year ended January 28, 2006.

Item 3. Defaults Upon Senior Securities.

The Board of Directors of the Registrant has not declared any quarterly dividends on the Company’s 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) since the March 15, 2002 dividend, and such dividends have not been paid. To date, the accrued dividends amount to $26,250,000, excluding dividends on Preferred Stock held by the Company.

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

Dated: June 13, 2006