Form 10-Q
period 2006-07-29
ANVIL HOLDINGS INC
filed 2006-09-12
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2006

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

Yes  ☐      No  ☒

At September 12, 2006 there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,600,000 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

ANVIL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	July 29,	January 28,
	2006	2006*
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,584	$5,871
Accounts receivable, less allowance for doubtful accounts of $786 and $760, respectively	26,557	23,533
Inventories	41,012	50,605
Prepaid and refundable income taxes	80	80
Prepaid expenses and other current assets	2,420	1,403
Total current assets	80,653	81,492
PROPERTY, PLANT AND EQUIPMENT—Net	26,743	23,314
INTANGIBLE ASSETS—Net	1,569	1,712
OTHER ASSETS	1,717	1,792
Total Assets	$110,682	$108,310
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$5,408	$4,289
Accrued expenses and other current liabilities	16,861	17,991
Revolving credit loan	24,420	15,225
10-7/8% senior notes	129,760	—
Total current liabilities	176,449	37,505
10-7/8% SENIOR NOTES	—	129,565
OTHER LONG-TERM OBLIGATIONS	—	127
MANDATORILY REDEEMABLE
PREFERRED STOCK–Net of Treasury Holdings	68,137	63,864
Total Liabilities	244,586	231,061
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $91,721 and $86,288)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,605,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,813	12,813
Accumulated deficit	(146,756)	(135,603)
Total Stockholders’ Deficiency	(133,904)	(122,751)
Total Liabilities and Stockholders’ Deficiency	$110,682	$108,310

* Derived from audited financial statements.

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	(Unaudited)		(Unaudited)
NET SALES	$51,169	$48,953	$102,231	$98,451
COST OF GOODS SOLD	42,421	39,499	85,742	79,902
GROSS PROFIT	8,748	9,454	16,489	18,549
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,771	6,204	13,516	13,098
PROFESSIONAL FEES RELATING TO POSSIBLE
RESTRUCTURING/REFINANCING	647	—	1,236	—
AMORTIZATION OF INTANGIBLE ASSETS	68	68	143	143
OPERATING INCOME	1,262	3,182	1,594	5,308
INTEREST EXPENSE:
Interest on borrowings	3,981	3,821	7,881	7,633
Dividends and accretion on mandatorily redeemable preferred stock	2,147	1,911	4,273	3,784
Total interest expense	6,128	5,732	12,154	11,417
OTHER EXPENSE – NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	266	329	593	587

LOSS BEFORE BENEFIT FOR INCOME TAXES	(5,132)	(2,879)	(11,153)	(6,696)

BENEFIT FOR INCOME TAXES	—	(66)	—	(690)

NET LOSS	$(5,132)	$(2,813)	$(11,153)	$(6,006)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(In Thousands)
(Unaudited)

	Common Stock			Additional	Accumulated
	Class A	Class B	Class C	Paid-in Capital	Deficit	Total
Balance at January 28, 2006	$3	$36	—	$12,813	$(135,603)	$(122,751)
Net loss					(11,153)	(11,153)
Balance at July 29, 2006	$3	$36	—	$12,813	$(146,756)	$(133,904)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Six Months Ended
	July 29, 2006	July 30, 2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,153)	$(6,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	3,304	3,407
Amortization of intangibles and other assets	612	596
Preferred dividends (interest expense) payable on redemption	4,273	3,784
Changes in operating assets and liabilities:
Accounts receivable	(3,024)	2,180
Inventories	9,593	(4,698)
Prepaid expenses and other	(1,216)	(439)
Accounts payable	1,119	(164)
Accrued expenses & other liabilities	(1,257)	(1,290)
Net cash provided by (used in) operating activities	2,251	(2,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,833)	(1,995)
Proceeds from disposals of property and equipment	100	439
Net cash used in investing activities	(6,733)	(1,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit agreement	9,195	7,288

INCREASE IN CASH	4,713	3,102
CASH, BEGINNING OF PERIOD	5,871	4,682
CASH, END OF PERIOD	$10,584	$7,784

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,881	$7,633
Cash paid for income taxes	$—	$30

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share Data)
(Unaudited)

NOTE 1 – Basis of Presentation

General

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  Operating results for the fiscal period ended July 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007 or any other period.  The balance sheet at January 28, 2006 has been derived from the audited financial statements at that date.  Reference is made to the consolidated financial statements for the fiscal year ended January 28, 2006 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company’s operations are on a “52/53-week” fiscal year ending on the Saturday closest to January 31.  The current fiscal year ending February 3, 2007 will contain 53 weeks.  The fiscal quarters and six month periods in the accompanying consolidated financial statements each contain 13 and 26 weeks, respectively, and include the accounts of the Company, after elimination of significant intercompany accounts and transactions.

Going Concern/Financing Matters

The accompanying consolidated financial statement presentation assumes that the Company will continue as a going concern.   As described in Notes 2 and 3, the Company’s Loan and Security Agreement, which includes the Revolving Credit Facility, expires January 11, 2007 and its 10-7/8% Senior Notes (the “Senior Notes”) are due March 15, 2007.   Management has determined that the Company will not be able to repay the principal on the Senior Notes when due and will need to renew or refinance the Revolving Credit Facility upon its expiration.

In addition, the Company presently anticipates that it will not make the interest payment on the Senior Notes due September 15, 2006. Failure to make such payment within any applicable grace period would create a default under the Senior Notes and the Loan and Security Agreement.

On August 18, 2006, the Company announced that it had reached an agreement in principle (as delineated in a non-binding term sheet- the “Term Sheet”) with an ad hoc committee representing holders of approximately 50% of the Senior Notes (the “Ad Hoc Committee”)  on the terms of a capital restructuring through a pre-negotiated Chapter 11 proceeding.

The agreement in principle with the Ad Hoc Committee contemplates that a capital restructuring transaction would be effected through a Chapter 11 proceeding, prearranged with the Ad Hoc Committee.  The Company is currently negotiating definitive documentation with the Ad Hoc Committee as well as an appropriate financing arrangement for the Chapter 11 proceeding.  The restructuring transaction is subject to completion of these negotiations and the obtaining of the requisite approvals of stakeholders, following commencement of the Chapter 11 proceeding, to confirm a plan of reorganization.  The contemplated restructuring transaction would transfer substantially all the common equity of the Company to the Senior Noteholders.  The remainder, plus certain warrants, would go to the holders of the Redeemable Preferred Stock.  Ownership of the current common shares would be cancelled under the contemplated transaction.  Obligations under the Revolving Credit Facility would be unimpaired, as would obligations to trade creditors.

Such restructuring would result in a change in ownership of the Company, which would limit the ability to utilize the Company’s net operating loss carryforwards.   Jefferies & Company, Inc. (“Jefferies”), which has been engaged as the Company’s financial advisor in exploring and reviewing strategic alternatives with respect to its capital structure, continues as the Company’s financial advisor in facilitating this transaction.

There can be no assurances that the Company will be able to enter into definitive documentation with the Ad Hoc Committee, or negotiate an appropriate financing agreement for the Chapter 11 proceeding and obtain approval of the requisite number of stakeholders, all of which will be required to confirm a plan of reorganization.  Additionally, there can be no assurances that the terms outlined above and detailed in the Term Sheet will not change materially.

The Company’s agreement with Jefferies calls for a fee, in the case of a restructuring other than solely by extension, of 0.75% of the face amount of all the Preferred Stock in excess of $20,000 and all of the Senior Notes, as well as monthly retainer fees.  If the provisions of the aforementioned Term Sheet are implemented under the presently anticipated time frame, total fees and retainers paid to Jefferies would approximate $2,500 through January 2007.

The Company’s financing needs, along with its recurring losses, negative working capital and its stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern under the current structure.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Other Accounting and Disclosure Matters

Jefferies’ and related professional fees and expenses amounting to $647 and $1,236, for the fiscal quarter and six months ended July 29, 2006, respectively, have been classified separately in the accompanying consolidated statement of operations as professional fees relating to possible restructuring/refinancing, and are being expensed as incurred.

The Company is party to various litigation matters incidental to the conduct of its business.  The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the consolidated financial condition, liquidity, business or results of operations of the Company.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 has not had a significant impact on the Company’s reported results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, if granted, liability awards will be remeasured each reporting period.  Compensation cost is recognized over the period that an employee provides service in exchange for the reward.  SFAS No. 123(R) was effective as to the Company as of the beginning of the Company’s 2006 fiscal year and was adopted using the modified prospective method.  The adoption of SFAS No. 123(R) did not have a material effect on the Company’s reported consolidated financial position or results of operations, because of the Company’s current nominal level of stock based compensation.

Under the Company’s stock option plan, options may be granted to certain members of management and key employees and are subject to time vesting as well as vesting provisions relating to the sale or recapitalization of the Company, as defined in the option plan.   The exercise price of such options is the fair market value of the Common Stock as of the date of grant.   Options to purchase 90,000 shares with an exercise period of ten years were granted to certain members of management and key employees on January 1, 2002 at an exercise price of $1 per share, the fair value at the date of grant.  Since adoption of the plan, options to purchase 15,000 shares were exercised and options to purchase 20,000 shares were cancelled.

At July 29, 2006, options to purchase 55,000 shares (all of which are exercisable) are outstanding with an average remaining life of approximately six years.   The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.  The cancellation of 5,000 options during the fiscal six months ended July 29, 2006 was the only option activity during the periods presented in the accompanying consolidated financial statements.

As all options had vested, no compensation cost was recognized in the Company’s consolidated financial statements for the fiscal period ended July 29, 2006.  Had compensation cost been determined consistent with SFAS No. 123(R) for the fiscal quarter and six month periods ended July 30 2005, the effect on the Company’s reported results of operations would have been immaterial.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The Company has not yet completed assessing the impact which FIN 48 might have on the Company’s reported results of operations or financial position.

NOTE 2  – Credit Agreement

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000 (the “Revolving Credit Facility”).   The Loan Agreement, as amended, expires January 11, 2007.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangibles and property, plant and equipment of Anvil.  Holdings and Spectratex, Inc. a wholly-owned subsidiary of Anvil (“Spectratex”) guarantee amounts due under the Loan Agreement.   The Loan Agreement contains various non-financial covenants, all of which the Company is in compliance with as of July 29, 2006.  Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At July 29, 2006, there was $24,420 outstanding under the Revolving Credit Facility bearing interest at 8.5%.  The weighted average interest rate on borrowings under the Loan Agreement during the fiscal six months ended July 29, 2006 was 8.0% and the maximum amount outstanding during the same period was $25,098.  At July 29, 2006 there was $4,681 available for additional borrowings under the Revolving Credit Facility. On July 29, 2006 and January 28, 2006, the Company had cash on hand of $10,584 and $5,871, respectively.  Both the Company’s Revolving Credit Facility borrowings and its cash position are subject to daily fluctuations based on numerous factors such as collections, operating expenses and capital expenditures.

NOTE 3 – 10-7/8% Senior Notes

On March 14, 1997, Anvil issued $130,000 of 10-7/8% Senior Notes (the “Senior Notes”) due March 15, 2007 and received proceeds of $126,100 net of debt discount of $3,900.  Interest on the Senior Notes is payable semiannually on March 15 and September 15.

The Senior Notes (classified as a current liability in the accompanying consolidated balance sheet as of July 29, 2006) are guaranteed by the Company, Spectratex and the Non-U.S. subsidiaries of Anvil and are senior unsecured obligations of the Company ranking senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness, including borrowings under the Loan Agreement.  The indenture relating to the Senior Notes contains certain covenants, including restrictions on additional indebtedness, certain asset sales, and the payment of dividends, all of which the Company is in compliance with as of July 29, 2006.

NOTE 4  –  Inventories

Inventories at July 29, 2006 and January 28, 2006 consisted of the following:

	July 29, 2006	January 28, 2006

Finished goods	$26,907	$41,066
Work-in-process	3,145	1,876
Raw materials and supplies	10,960	7,663
	$41,012	$50,605

NOTE 5 –Intangible Assets

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests its intangible assets for impairment annually and when an event occurs indicating that it is possible an impairment exists.

The Company’s intangible assets, which are being amortized, consist of trademarks having an aggregate value of $4,858, less accumulated amortization of $3,289 and $3,146 as of July 29, 2006 and January 28, 2006, respectively.  Amortization expense for these trademarks will be $286 in each future fiscal year.  The Company believes that projected cash flows as well as the intrinsic value of its trademarks are representative of their carrying value.

NOTE 6 – Redeemable Preferred Stock

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

	July 29,	January 28,
	2006	2006
Preferred Stock issued and outstanding (Liquidation value, $97,994 and $91,922)	$98,676	$92,488
Less—Preferred Stock in treasury (Liquidation value, $30,328 and $28,449)	(30,539)	(28,624)
Preferred Stock—net (Liquidation value, $67,666 and $63,473)	$68,137	$63,864

In accordance with the provisions of the Company’s Certificate of Designations relating to the Preferred Stock, the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $28,380, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.    On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.  Effective November 17, 2005, one such director resigned.

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

						Holdings and
				Non-U.S.		Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	Eliminations	Consolidated
Fiscal Quarter Ended July 29, 2006
Balance Sheet Data
Total current assets		$74,507	$475	$5,671		$80,653
Other assets		18,204	754	11,071		30,029
Investment in Spectratex		656			$(656)
Investment in Non-U.S. Subs		14,132			(14,132)
Total assets	$—	$107,499	$1,229	$16,742	$(14,788)	$110,682

Total current liabilities		$173,266	$573	$2,610		$176,449
Investment in Anvil	$65,767				$(65,767)
Long-term debt and other non-current obligations	68,137					68,137
Stockholders’ (deficiency)/equity	(133,904)	(65,767)	656	14,132	50,979	(133,904)
Total liabilities and stockholders’ equity/(deficiency)	$—	$107,499	$1,229	$16,742	$(14,788)	$110,682

Statement of Operations Data
Net sales		$48,646	$2,204	$5,107	$(4,788)	$51,169
Cost of goods sold		39,012	1,652	6,545	(4,788)	42,421
Gross profit (loss)		9,634	552	(1,438)		8,748
Operating expenses		7,107	66	313		7,486
Interest expense and other	$2,147	4,247				6,394
(Loss) income before income taxes	(2,147)	(1,720)	486	(1,751)		(5,132)
Income taxes	—	—	—	—		—
Net (loss) income	$(2,147)	$(1,720)	$486	$(1,751)	$—	$(5,132)

				Non-U.S.	Holdings and	Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	Eliminations	Consolidated
Fiscal Six Months Ended July 29, 2006
Statement of Operations Data
Net sales		$97,564	$4,159	$9,718	$(9,210)	$102,231
Cost of goods sold		80,114	3,443	11,395	(9,210)	85,742
Gross profit (loss)		17,450	716	(1,677)		16,489
Operating expenses		14,112	138	645		14,895
Interest expense and other	$4,274	8,473				12,747
(Loss) income before income taxes	(4,274)	(5,135)	578	(2,322)		(11,153)
Income taxes	—	—	—	—		—
Net (loss) income	$(4,274)	$(5,135)	$578	$(2,322)	$—	$(11,153)

Fiscal Quarter Ended July 30, 2005
Statement of Operations Data
Net sales		$46,682	$2,023	$6,090	$(5,842)	$48,953
Cost of goods sold		36,717	2,183	6,441	(5,842)	39,499
Gross profit (loss)		9,965	(160)	(351)		9,454
Operating expenses		5,833	144	295		6,272
Interest expense and other	$1,911	4,150				6,061
Loss before income taxes	(1,911)	(18)	(304)	(646)		(2,879)
(Benefit) provision for income taxes	—	—	(122)	56		(66)
Net loss	$(1,911)	$(18)	$(182)	$(702)		$(2,813)

Fiscal Six Months Ended July 30, 2005
Statement of Operations Data
Net sales		$94,289	$4,740	$11,098	$(11,676)	$98,451
Cost of goods sold		75,051	4,989	11,538	(11,676)	79,902
Gross profit (loss)		19,238	(249)	(440)		18,549
Operating expenses		12,331	329	581		13,241
Interest expense and other	$3,784	8,220				12,004
Loss before income taxes	(3,784)	(1,313)	(578)	(1,021)		(6,696)
(Benefit) provision for income taxes	—	(515)	(231)	56		(690)
Net loss	$(3,784)	$(798)	$(347)	$(1.077)		$(6,006)

Fiscal Year Ended January 28, 2006
Balance Sheet Data
Total current assets		$76,278	$426	$4,788		$81,492
Other assets		21,113	903	4,802		26,818
Investment in Spectratex		767			$(767)
Investment in Non-U.S. Subs		7,880			(7,880)
Total assets	$—	$106,038	$1,329	$9,590	$(8,647)	$108,310

Total current liabilities		$35,233	$562	$1,710		$37,505
Investment in Anvil	$58,887				$(58,887)
Long-term debt and other non-current obligations	63,864	129,692				193,556
Stockholders’ (deficiency)/equity	(122,751)	(58,887)	767	7,880	50,240	(122,751)
Total liabilities and stockholders’ equity/(deficiency)	$—	$106,038	$1,329	$9,590	$(8,647)	$108,310

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

Evaluation of Long-Lived Assets— Pursuant to SFAS No. 144, Accounting for the Impairment of Long-lived Assets, long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.   In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  During the fiscal year ended January 28, 2006, the Company recorded an impairment charge of $3,713,000 relating to the fixed assets deemed to be impaired as a result of the planned transfer of production operations of its textile facilities.   Additionally, the Company accelerated depreciation on certain other fixed assets to reflect their revised estimated useful lives as a result of the planned transfer of such operations.  The impact of accelerating depreciation on those fixed assets amounted to $297,000 and $594,000, respectively, during the fiscal quarter and six months ended July 29, 2006.

Income taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes.  The Company has recorded deferred tax assets resulting from net operating loss carryforwards and temporary differences, which will reduce taxable income in future periods.  A valuation allowance is required for these deferred tax assets when it is more likely than not that all or a portion of them will not be realized.  As a result of recent losses which the Company is not able to carry back against prior years’ income as well as Management projections, in 2005, the Company determined that realization of its net deferred tax assets was uncertain and increased its valuation allowances to fully reserve against its net deferred tax assets.  As of July 29, 2006, the Company continues to maintain a full valuation allowance against its deferred tax assets.  Management currently intends to continue to record valuation allowances to offset subsequent tax losses.   A portion or all of such valuation allowances could be reversed in the future, depending upon the availability of deferred tax assets and carryforwards to offset any future taxable income.

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

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.9	80.7	83.9	81.2
Gross profit	17.1	19.3	16.1	18.8
Selling, general and administrative expenses	13.2	12.7	13.2	13.3
Interest expense	12.0	11.7	11.9	11.6
Other Data:
EBITDA (1)	$3,020,000	$5,026,000	$5,041,000	$8,858,000
Percentage of net sales	5.9%	10.3%	4.9%	9.0%

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

	Fiscal Quarter Ended		Fiscal Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net loss	$(5,132,000)	$(2,813,000)	$(11,153,000)	$(6,006,000)
Add back (subtract):
Benefit for income taxes	—	(66,000)	—	(690,000)
Interest expense	6,128,000	5,732,000	12,154,000	11,417,000
Other expenses (non-operating)	266,000	329,000	593,000	587,000
Operating income	1,262,000	3,182,000	1,594,000	5,308,000
Add: Depreciation of fixed assets	1,690,000	1,776,000	3,304,000	3,407,000
Amortization of intangible assets	68,000	68,000	143,000	143,000
EBITDA	$3,020,000	$5,026,000	$5,041,000	$8,858,000

Quarter Ended July 29, 2006 Compared to Quarter Ended July 30, 2005

Net sales for the quarter ended July 29, 2006 amounted to $51,169,000, as compared to $48,953,000 for the comparable quarter of the preceding fiscal year, an increase of $2,216,000, or 4.5%.   Total units sold in the current quarter were approximately 7% more than the same period of the prior year, while average selling prices declined by approximately 2%, due primarily to an increase in promotional allowances.

Gross profit declined from $9,454,000 in the quarter ended July 30, 2005 to $8,748,000 in the current fiscal quarter ended July 29, 2006, a reduction of $706,000 or 7.5%.  Gross margin for the current year’s quarter was 17.1% as compared to 19.3% for the same period of the prior year.   Costs relating to the Company’s textile operations were approximately $1,900,000 higher during the current fiscal quarter as compared to the same period of the prior year, due to inefficiencies caused by the ongoing move of the Company’s North Carolina textile manufacturing operations to Honduras, and accelerated depreciation on the affected North Carolina fixed assets.  These cost increases were partially offset by a favorable change of $1,200,000 in yarn prices in the current quarter.

Selling, general and administrative expenses (including distribution expense) was $567,000 greater in the fiscal quarter ended July 29, 2006 as compared to the same period in the prior fiscal year.  This increase is primarily the result of the timing advertising expenditures and the cost of distribution for increased units sold.

Professional fees relating to possible refinancing/restructuring amounted to $647,000, representing Jefferies’ and related professional fees and expenses incurred during the quarter ended July 29, 2006.   Such amounts are being expensed as incurred.

Interest expense on borrowings was higher in the current fiscal quarter as compared to the same period of the prior year due to increases in the prime rate and higher borrowing levels.  Dividends and accretion on the Company’s Redeemable Preferred Stock, classified as interest expense, increased $236,000 due to the compounding of unpaid dividends (see Note 6 to the consolidated financial statements included elsewhere herein).

Six Months Ended July 29, 2006 Compared to Six Months Ended July 30, 2005

Net sales for the six months ended July 29, 2006 amounted to $102,231,000, as compared to $98,451,000 for the comparable six months of the preceding fiscal year, an increase of $3,780,000, or 3.8%.   Total units sold in the current six months were approximately 7% higher than the same period of the prior year while average selling prices declined approximately 3%, due primarily to an increase in promotional allowances.

Gross profit declined from $18,549,000 in the six months ended July 30, 2005 to $16,489,000 in the current six months ended July 29, 2006, a reduction of $2,060,000 or 11.1%.  Gross margin for the current year’s six month period was 16.1% as compared to 18.8% for the same period of the prior year.   The year to date impact of the inefficiencies caused by the ongoing move of textile manufacturing operations to Honduras is estimated at approximately $3,800,000.  Increased promotional costs and the aforementioned accelerated depreciation, partially offset by the increased gross profit on the additional sales, resulted in a further net decline in gross profit of approximately $700,000.  The aforementioned declines in gross profit were partially offset by a decline in yarn prices of approximately $2,500,000.

Selling, general and administrative expenses (including distribution expense) was $418,000 greater in the fiscal six months ended July 29, 2006 as compared to the same period in the prior fiscal year.  On a year to date basis, the current six month fiscal period includes approximately $380,000 (incurred mainly during the first fiscal quarter) for outside operational consulting services.

Professional fees relating to possible refinancing/restructuring amounted to $1,236,000, representing Jefferies’ and related professional fees and expenses incurred through July 29, 2006.   Such amounts are being expensed as incurred.

Interest expense on borrowings was higher in the current fiscal six months as compared to the same period of the prior year due to increases in the prime rate and higher borrowing levels.  Dividends and accretion on the Company’s Redeemable Preferred Stock, classified as interest expense, increased $489,000 due to the compounding of unpaid dividends (see Note 6 to the consolidated financial statements included elsewhere herein).

Analysis of Cash Flow Data

Cash provided by operating activities was $2,251,000 in the current fiscal six months, while in the same fiscal period of the prior year, the Company’s operating activities used $2,630,000 in cash.   The operating income for the six months ended July 29, 2006 was approximately $3,700,000 less than the same period of the prior year.  However, in the prior year, increases in inventories offset by decreases in receivables resulted in a net use of cash of approximately $2,500,000.  In the current six month period, inventories were reduced by approximately $9,600,000, while receivables increased by approximately $3,000,000, resulting in a net cash inflow of approximately $6,600,000.  The foregoing factors are the primary reasons for the year to date positive change of approximately $4,900,000 in cash provided (used) by operating activities.

Cash used in investing activities was approximately $5,200,000 greater in the fiscal six months ended July 29, 2006 as compared to the first six months of the prior fiscal year, representing an increase in the Company’s net investments in capital equipment, primarily related to the move of its textile manufacturing operations to Honduras.

Cash provided by financing activities was $9,195,000 in the fiscal six months ended July 29, 2006.  This amount represents the Company’s net borrowings under its revolving credit line through the end of the first six months of fiscal 2006.  For the same period of the prior year, the Company incurred net borrowings of $7,288,000 on its revolving credit line.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of $4,333,000 and $3,657,000 in the fiscal years ended January 29, 2005 and January 28, 2006, respectively.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.  Management estimates that capital expenditures in the ordinary course of business for each of the next two fiscal years will be approximately $4,000,000 annually.  This amount does not include capital expenditures relating to the textile facility in Honduras, which are currently estimated at approximately $9,000,000 during the current fiscal year and $1,000,000 in fiscal 2007.

The Company’s principal working capital requirements are financing accounts receivable and inventories.   At July 29, 2006, the Company had a net working capital deficit of $95,796,000.  The Company’s ability to fund future capital expenditures as well as its working capital requirements will be significantly influenced by the refinancing/restructuring matters discussed below.

Anvil’s Loan and Security Agreement, as amended on May 20, 2004 (the “Loan Agreement”), provides for a maximum revolving credit facility of $40,000,000 (the “Revolving Credit Facility”).   The Loan Agreement, as amended, expires January 11, 2007.  Amounts due under the Loan Agreement are secured by substantially all the inventory, receivables, intangibles and property, plant and equipment of Anvil.  Holdings and Spectratex, Inc. a wholly-owned subsidiary of Anvil (“Spectratex”) guarantee amounts due under the Loan Agreement.   The Loan Agreement contains various non-financial covenants, all of which the Company is in compliance with as of July 29, 2006.  Interest on the Revolving Credit Facility is at prime plus one-quarter percent or LIBOR plus 2-1/4%, at the Company’s option.  At July 29, 2006, there was $24,420,000 outstanding under the Revolving Credit Facility bearing interest at 8.5%.  The weighted average interest rate on borrowings under the Loan Agreement during the fiscal six months ended July 29, 2006 was 8.0% and the maximum amount outstanding during the same period was $25,098,000.  At July 29, 2006 there was $4,681,000 available for additional borrowings under the Revolving Credit Facility. On July 29, 2006 and January 28, 2006, the Company had cash on hand of $10,584,000 and $5,871,000, respectively.  Both the Company’s Revolving Credit Facility borrowings and its cash position are subject to daily fluctuations based on numerous factors such as collections, operating expenses and capital expenditures.

The Senior Notes are in the principal amount of $130,000,000, bearing interest at 10-7/8%, and are due on March 15, 2007, and are classified as a current liability in the accompanying consolidated balance sheet as of July 29, 2006.  The Senior Note Indenture restricts, among other things, Anvil’s and certain of its subsidiaries’ ability to pay dividends or make certain other “restricted” payments (except to the extent, among other things, the restricted payments are less than 50% of the Consolidated Net Income of Anvil [as defined therein]), to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make certain investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets.

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

The accompanying consolidated financial statement presentation assumes that the Company will continue as a going concern.   As described in Notes 2 and 3, the Company’s Loan and Security Agreement, which includes the Revolving Credit Facility, expires January 11, 2007 and its 10-7/8% Senior Notes (the “Senior Notes”) are due March 15, 2007.   Management has determined that the Company will not be able to repay the principal on the Senior Notes when due and will need to renew or refinance the Revolving Credit Facility upon its expiration.

In addition, the Company presently anticipates that it will not make the interest payment on the Senior Notes due September 15, 2006. Failure to make such payment within any applicable grace period would create a default under the Senior Notes and the Loan and Security Agreement.

The Company has reached an agreement in principle (as delineated in a non-binding term sheet included in a Form 8-K filing which was filed with the Securities and Exchange Commission on August 18, 2006 and attached as Exhibit 99.1 to this form 10-Q [the “Term Sheet”]) with an ad hoc committee representing holders of approximately 50% of the Senior Notes (the “Ad Hoc Committee”).

The agreement in principle with the Ad Hoc Committee contemplates that a capital restructuring transaction would be effected through a Chapter 11 proceeding, prearranged with the Ad Hoc Committee.  The Company is currently negotiating definitive documentation with the Ad Hoc Committee as well as an appropriate financing arrangement for the Chapter 11 proceeding.  The restructuring transaction is subject to completion of these negotiations and the obtaining of the requisite approvals of stakeholders, following commencement of the Chapter 11 proceeding, to confirm a plan of reorganization.  The contemplated restructuring transaction would transfer substantially all the common equity of the Company to the Senior Noteholders.  The remainder, plus certain warrants, would go to the holders of the Redeemable Preferred Stock.  Ownership of the current common shares would be cancelled under the contemplated transaction.  Obligations under the Revolving Credit Facility would be unimpaired, as would obligations to trade creditors.

Such restructuring would result in a change in ownership of the Company, which would limit the ability to utilize the Company’s net operating loss carryforwards.   Jefferies & Company, Inc. (“Jefferies”), which has been engaged as the Company’s financial advisor in exploring and reviewing strategic alternatives with respect to its capital structure, continues as the Company’s financial advisor in facilitating this transaction.

There can be no assurances that the Company will be able to enter into definitive documentation with the Ad Hoc Committee, or negotiate an appropriate financing agreement for the Chapter 11 proceeding and obtain approval of the requisite number of stakeholders, all of which will be required to confirm a plan of reorganization.  Additionally, there can be no assurances that the terms outlined above and detailed in the Term Sheet will not change materially.

The Term Sheet which is part of the Company’s Form 8-K filing of August 18, 2006 and attached hereto as Exhibit 99.1 is incorporated herein by reference.  Any summary thereof is qualified in its entirety by the provisions of the Term Sheet.

The Company’s financing needs, along with its recurring losses, negative working capital and its stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern under the current structure.   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

A summary of the Company’s contractual obligations and commitments as of July 29, 2006 is as follows:

	Less Than
	1 Year	1-3 Years	3-5 Years	Total
Revolving credit debt	$24,420,000			$24,420,000
10-7/8% Senior Notes	130,000,000			130,000,000
Interest on Senior Notes	14,138,000			14,138,000
Operating leases*	4,021,000	$6,556,000	$5,066,000	15,643,000
Employment Agreements	1,125,000			1,125,000
Letters of Credit	2,735,000			2,735,000
Redeemable Preferred Stock		96,197,000		96,197,000
Total	$176,439,000	$102,753,000	$5,066,000	$284,258,000

* Includes minimum lease payments which began upon the occupancy by the Company of its textile facility in Honduras in June 2006.  The minimum lease payments on this facility are approximately $1,551,000 annually for an initial term of ten years.

The Company’s agreement with Jefferies calls for a fee, in the case of a Restructuring other than solely by extension, of 0.75% of the face amount of all the Preferred Stock in excess of $20,000,000 and all of the Senior Notes, as well as monthly retainer fees.  If the provisions of the aforementioned Term Sheet are implemented under the presently anticipated time frame, total fees and retainers paid to Jefferies would approximate $2,500,000 through January 2007.

The Company has also agreed, under certain terms and conditions, to pay the reasonable fees and expenses of the legal advisor to the Ad Hoc Committee.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 has not had a significant impact on the Company’s reported results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, if granted, liability awards will be remeasured each reporting period.  Compensation cost is recognized over the period that an employee provides service in exchange for the reward.  SFAS No. 123(R) was effective as to the Company as of the beginning of the Company’s 2006 fiscal year and was adopted using the modified prospective method.  The adoption of SFAS No. 123(R) did not have a material effect on the Company’s reported consolidated financial position or results of operations, because of the Company’s current nominal level of stock based compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction —a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 31, 2005.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The Company has not yet completed assessing the impact which FIN 48 might have on the Company’s reported results of operations or financial position.

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

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts.  From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties, including the ability to enter into definitive documentation with the ad hoc committee and to negotiate an appropriate financing agreement for the Chapter 11 proceeding contemplated by the letter of intent, and the ability to obtain approval of the requisite number of stakeholders to confirm a plan of reorganization, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, Management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that Management’s expectation, beliefs or projections will result or be achieved or accomplished.  In addition to the other factors and matters discussed elsewhere herein, the following factors are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of July 29, 2006 and concluded that these controls and procedures are effective.

There have been no changes in internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended July 29, 2006.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

The Company believes there have been no material changes in risk factors as previously disclosed in response to item 1A. of Part II of its Form 10-K as previously filed with the Securities and Exchange Commission for the fiscal year ended January 28, 2006.

Item 3.  Defaults Upon Senior Securities.

The Board of Directors of the Registrant has not declared any quarterly dividends on the Company’s 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) since the March 15, 2002 dividend, and such dividends have not been paid.  To date, the accrued dividends amount to $28,380,000, excluding dividends on Preferred Stock held by the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)   The Company held its annual meeting of Class B stockholders on May 18, 2006.

(b)   At the aforementioned annual meeting, the three Directors subject to the vote of the Class B stockholders were re-elected to the Board of Directors to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified.  All votes cast (a total of 3,152,773) were in favor of each Director.  There were 447,227 votes withheld.

The annual meeting of 13% Senior Exchangeable Preferred Stockholders called by the Board of Directors to be held May 18, 2006, was not held due to the lack of a quorum.  Accordingly, the Director elected on November 6, 2003 by the holders of the Preferred Stock (see Note 6 to the consolidated financial statements) continues to serve as a Director.

Item 6.  Exhibits

31.1   Certification of Principal Executive Officer pursuant to Section 240.13a-14 of general rules and regulations of the Securities Exchange Act of 1934.

31.2     Certification of Principal Financial Officer pursuant to Section 240.13a-14 of general rules and regulations of the Securities Exchange Act of 1934.

99.1   Anvil Holdings, Inc., et al.

Non-Binding Term Sheet for proposed Restructuring

Items 1, 2 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ANVIL HOLDINGS, INC.
(Registrant)

/s/Frank Ferramosca
Frank Ferramosca
Vice President, Principal
Financial and Accounting Officer

Dated: September 12, 2006