Form 10-Q
period 2006-10-28
ANVIL HOLDINGS INC
filed 2006-12-12
CIK 1038274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 28, 2006

Commission File Number 333-26999

ANVIL HOLDINGS, INC.

(Debtor-in-Possession as of October 2, 2006)
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

Yes ☐   No ☒

At December 12, 2006 there were 290,000 shares of Class A Common Stock, $0.01 par value (the “Class A Common”) and 3,600,000 shares of Class B Common Stock, $0.01 par value (the “Class B Common”) of the registrant outstanding.

ANVIL HOLDINGS, INC.

(Debtor-in-Possession as of October 2, 2006)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of October 2, 2006)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	October 28,	January 28,
	2006	2006*
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,758	$5,871
Accounts receivable, less allowance for doubtful accounts of $754 and $760, respectively	22,214	23,533
Inventories	51,701	50,605
Prepaid and refundable income taxes	80	80
Prepaid expenses and other current assets	3,251	1,403
Total current assets	87,004	81,492
PROPERTY, PLANT AND EQUIPMENT—Net	26,645	23,314
INTANGIBLE ASSETS—Net	1,494	1,712
OTHER ASSETS	1,645	1,792
Total Assets	$116,788	$108,310

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable	$5,632	$4,289
Accrued expenses and other current liabilities	8,035	17,991
Revolving credit/DIP financing	27,905	15,225
Total current liabilities	41,572	37,505
10-7/8% SENIOR NOTES	—	129,565
OTHER LONG-TERM OBLIGATIONS	—	127
MANDATORILY REDEEMABLE
PREFERRED STOCK—Net of Treasury Holdings	—	63,864
Total Liabilities not subject to compromise	41,572	231,061
LIABILITIES SUBJECT TO COMPROMISE (Note 5)	215,223	—
Total Liabilities	256,795	231,061
STOCKHOLDERS’ DEFICIENCY:
Common stock
Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000 shares (aggregate liquidation value, $94,587 and $86,288)	3	3
Class B, $.01 par value, authorized 7,500,000 shares; issued and outstanding: 3,600,000 shares	36	36
Class C, $.01 par value; authorized 1,400,000 shares; none issued	—	—
Additional paid-in capital	12,813	12,813
Accumulated deficit	(152,859)	(135,603)
Total Stockholders’ Deficiency	(140,007)	(122,751)
Total Liabilities and Stockholders’ Deficiency	$116,788	$108,310

*Derived from audited financial statements.

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

(Debtor-in-Possession as of October 2, 2006)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	Oct 28, 2006	Oct 29, 2005†	Oct 28, 2006	Oct 29, 2005†
	(Unaudited)		(Unaudited)

NET SALES	$42,160	$41,399	$144,391	$139,850
COST OF GOODS SOLD	35,457	34,812	121,199	114,714
GROSS PROFIT	6,703	6,587	23,192	25,136
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,472	6,637	19,988	19,735
PROFESSIONAL FEES RELATING TO POSSIBLE RESTRUCTURING/REFINANCING	643	—	1,879	—
PROVISION FOR ASSET IMPAIRMENT	—	3,713	—	3,713
AMORTIZATION OF INTANGIBLE ASSETS	75	75	218	218
Total Operating Expenses	7,190	10,425	22,085	23,666
OPERATING (LOSS) INCOME	(487)	(3,838)	1,107	1,470
INTEREST EXPENSE (Notes 3, 4 and 5):
Interest on borrowings	3,075	3,773	10,956	11,406
Dividends and accretion on mandatorily redeemable preferred stock	1,622	1,984	5,895	5,768
Total interest expense	4,697	5,757	16,851	17,174
(Contractual interest expense for the quarter and nine months ended October 28, 2006 was $6,356 and $18,510, respectively)
OTHER EXPENSE — NET, PRINCIPALLY AMORTIZATION OF DEBT EXPENSE	230	258	823	845

REORGANIZATION ITEMS (Note 6)	689	—	689	—

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,103)	(9,853)	(17,256)	(16,549)

PROVISION FOR INCOME TAXES	—	4,989	—	4,299

NET LOSS	$(6,103)	$(14,842)	$(17,256)	$(20,848)

† Restated (See Note 1)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

(Debtors-in-Possession as of October 2, 2006)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(In Thousands)

(Unaudited)

	Common Stock			Additional	Accumulated
	Class A	Class B	Class C	Paid-in Capital	Deficit	Total
Balance at January 28, 2006	$3	$36	—	$12,813	$(135,603)	$(122,751)
Net loss					(17,256)	(17,256)
Balance at October 28, 2006	$3	$36	—	$12,813	$(152,859)	$(140,007)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES

(Debtors-in-Possession as of October 2, 2006)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Nine Months Ended
	October 28, 2006	October 29, 2005 †
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,256)	$(20,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Reorganization expenses included in net loss	689	—
Depreciation and amortization of fixed assets	5,094	5,749
Amortization of intangibles and other assets	907	906
Deferred income taxes	—	4,502
Provision for asset impairment	—	3,713
Preferred dividends (interest expense) payable on redemption	5,895	5,768
Changes in operating assets and liabilities:
Accounts receivable	1,319	8,856
Inventories	(1,096)	(5,146)
Prepaid and refundable income taxes	—	2,405
Prepaid expenses and other assets	(2,390)	(613)
Accounts payable	2,858	(1,577)
Accrued expenses and other liabilities	4,301	(3,473)
Net cash provided by operating activities before reorganization items	321	242
Reorganization items -professional fees	(406)	—
Net cash (used in) provided by operating activities	(85)	242

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,530)	(2,676)
Proceeds from disposals of property and equipment	105	466
Net cash used in investing activities	(8,425)	(2,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility/DIP financing (including $651 of post-petition borrowings)	12,680	5,308
Reorganization items —financing costs	(283)	—
Net cash provided by financing activities	12,397	5,308

INCREASE IN CASH	3,887	3,340
CASH, BEGINNING OF PERIOD	5,871	4,682
CASH, END OF PERIOD	$9,758	$8,022

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,429	$14,940
Cash refunds of income taxes	$—	$(2,480)

† Restated (See Note 1)

See notes to consolidated financial statements.

ANVIL HOLDINGS, INC. AND SUBSIDIARIES
(Debtors-in-Possession as of October 2, 2006)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share Data)
(Unaudited)

NOTE 1 — Basis of Presentation

General

On October 2, 2006 (the “Petition Date”), Anvil Holdings, Inc. and its subsidiaries Anvil Knitwear, Inc., and Spectratex, Inc. (collectively, the “Company”), filed voluntary petitions for Chapter 11 bankruptcy protection under the United States Bankruptcy Code (the “Bankruptcy Code’) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On December 5, 2006, the Bankruptcy Court approved the Company’s Modified First Amended Plan of Reorganization (the “Plan of Reorganization”) providing that holders of Anvil Knitwear, Inc.’s 10.875% senior notes due 2007 (the “Senior Notes”) would receive 99% of the equity of the reorganized company and that holders of Anvil Holdings, Inc.’s preferred stock would receive the remaining equity, and warrants.  Secured creditors and general unsecured creditors of the Company would be paid in full or otherwise unimpaired under the plan, while holders of the common stock of Anvil Holdings would not receive any consideration and such securities would be cancelled.   The official committee of unsecured creditors appointed in the bankruptcy case (the “Creditors Committee”) supports confirmation of the Plan of Reorganization. On the Petition Date, the Company filed various motions seeking certain “first-day” orders, including establishing a deadline for objecting to the Plan of Reorganization and several applications and motions usual in such bankruptcy cases.  The Bankruptcy Court established December 1, 2006 as the final date, in most cases, for filing claims against the Company in the Bankruptcy proceedings.

Jefferies & Company, Inc. (“Jefferies”), which has been engaged as the Company’s financial advisor in exploring and reviewing strategic alternatives with respect to its capital structure, continues as the Company’s financial advisor in facilitating this transaction.

Since the Petition Date, the Company has operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.  Pursuant to SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business.   The following are certain significant financial reporting or accounting rules which are required by SOP 90-7 with respect to each of the financial statements:

Balance Sheet.  The consolidated balance sheet separately classifies liabilities as those subject to compromise and those not subject to compromise.   Pre-petition liabilities are reported on the basis of the carrying amount of such allowed claims, as opposed to the amounts for which those allowed claims may ultimately be settled.  Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.  When debt subject to compromise has become an allowed claim and that claim differs from the net carrying amount of the debt, the net carrying amount is adjusted to the amount of the allowed claim.  The resulting gain or loss is classified as a reorganization item.

Statement of Operations.  Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting directly from the reorganization and restructuring of the business are reported in the consolidated statement of operations separately as reorganization items, offset by any interest income.  Professional fees relating to the reorganization are expensed as incurred.   Interest expense is reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed claim.

 Statement of Cash Flows.  Reorganization items are reported separately within the operating, investing and financing categories of the consolidated statement of cash flows.

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  Operating results for the fiscal period ended October 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007 or any other period.  The consolidated balance sheet at January 28, 2006 has been derived from the audited financial statements at that date.  Reference is made to the consolidated financial statements for the fiscal year ended January 28, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company’s operations are on a “52/53-week” fiscal year ending on the Saturday closest to January 31.  The current fiscal year ending February 3, 2007 will contain 53 weeks.  The fiscal quarters and nine month periods in the accompanying consolidated financial statements each contain 13 and 39 weeks, respectively, and include the accounts of the Company, after elimination of significant intercompany accounts and transactions.

Going Concern Matters

The accompanying consolidated financial statement presentation assumes that the Company will continue as a going concern.   The Company’s financing needs, along with its recurring losses, and its stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern under the current structure.  Its ability to continue as a going concern will be dependent upon successful operations and continued financing after emergence from Chapter 11.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fresh Start Reporting

Based on the current Plan of Reorganization, which will transfer control of the Company to the Senior Noteholders, the Company anticipates its emergence from bankruptcy using fresh-start reporting.  Under fresh-start reporting, all assets and liabilities will be revalued to reflect their reorganization value, which represents their fair value at the date of reorganization.  The reorganization value of the entity will be allocated to the Company’s assets in conformity with the procedures specified by SFAS No. 141, Business Combinations.  If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the Company, such amounts will be reported and accounted for as goodwill in accordance with paragraph 6 of SFAS No. 142, Goodwill and Other Intangible Assets.

Restatement of Prior Year’s Interim Financial Statements

Subsequent to the issuance of the interim consolidated financial statements for the period ended October 29, 2005, the Company determined that the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets were misapplied.  The Company determined that the previously reported interim financial statements for the third quarter and nine months ended October 29, 2005 overstated the provision for asset impairment by $1,287 and understated depreciation expense included in cost of goods sold by $683, resulting in an overstatement of gross profit of $683, and a net overstatement in operating loss and net loss of $604 from the previously reported amounts.  The amounts presented in the accompanying consolidated statements of operations and cash flows for the quarter and nine months ended October 29, 2005, as applicable, have been restated from amounts previously reported in the Company’s Form 10-Q for that period to properly apply SFAS No. 144.

The following table presents certain condensed statement of operations data, as originally reported and as restated for the periods indicated:

	Quarter Ended October 29, 2005		Nine Months Ended October 29, 2005
	As originally Reported	Restated	As originally Reported	Restated
Cost of goods sold	$34,129	$34,812	$114,031	$114,714
Gross profit	7,270	6,587	25,819	25,136
Provision for asset impairment	5,000	3,713	5,000	3,713
Operating (loss) income	(4,442)	(3,838)	866	1,470
Net loss	(15,446)	(14,842)	(21,452)	(20,848)

The restatement had no effect on net cash provided from operating, investing or financing activities.

Other Accounting and Disclosure Matters

The Company’s agreement with Jefferies, as amended, calls for a success fee as well as monthly retainer fees.  If the Chapter 11 proceeding is concluded as presently anticipated, total fees and retainers paid to Jefferies would approximate $2,400 through January 2007, of which approximately $1,325 has been incurred through October 28, 2006.

The Company is party to various litigation matters incidental to the conduct of its business.  The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the consolidated financial condition, liquidity, business or results of operations of the Company.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  This statement was effective for fiscal years beginning after June 15, 2005 and the Company adopted the statement as of the beginning of the Company’s 2006 fiscal year.  The adoption of SFAS No. 151 has not had a significant impact on the Company’s reported results of operations or financial position.

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

At October 28, 2006, options to purchase 55,000 shares (all of which are exercisable) are outstanding with an average remaining life of approximately six years.   The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.  The cancellation of 5,000 options during the fiscal nine months ended October 28, 2006 was the only option activity during the periods presented in the accompanying financial statements.

As all options had vested, no compensation cost was recognized in the Company’s financial statements for the fiscal period ended October 28, 2006.  Had compensation cost been determined consistent with SFAS 123 for the fiscal quarter and nine month periods ended October 29 2005, the effect on the Company’s reported results of operations would have been immaterial.  All existing options are to be cancelled under the Plan of Reorganization.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The Company has not yet completed assessing the impact which FIN 48 might have on the Company’s reported results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company is currently evaluating the impact, if any, of adopting SAB 108 on its consolidated financial statements.

NOTE 2 - Credit Agreement

In connection with its bankruptcy filing, the Company’s previously existing loan agreement (the “Loan Agreement) with Wachovia Bank, N.A. (“Wachovia”) has been amended to provide post-petition debtor-in-possession financing (the “DIP financing”) in the amount of $40 million, which has been approved by the Bankruptcy Court.    The DIP financing provides for revolving credit borrowings under terms similar to the previous Loan Agreement with additional covenants relating to minimum EBITDA and maximum capital expenditures.  The term of the DIP Financing is through September 2007 (unless earlier terminated by order of the Bankruptcy Court).  Amounts due under the DIP Financing are secured by substantially all the inventory, receivables, intangibles and property, plant and equipment of Anvil.  Holdings and Spectratex, Inc. a wholly-owned subsidiary of Anvil (“Spectratex”) guarantee amounts due under the DIP Financing.    Interest on the DIP Financing is at prime plus 1/4% or LIBOR plus 2-1/4%, at the Company’s option.  At October 28, 2006, there was $27,905 outstanding under the DIP Financing bearing interest at 8.5%.  The weighted average interest rate on borrowings under the DIP Financing (and the prior Loan Agreement) during the fiscal nine months ended October 28, 2006 was 8.2%, and the maximum amount outstanding during the same period was $27,905.  At October 28, 2006, there was $2,863 available for additional borrowings under the DIP Financing.  On October 28, 2006 and January 28, 2006, the Company had cash on hand of $9,758 and $5,871, respectively.  Both the Company’s DIP Financing borrowings and its cash position are subject to daily fluctuations based on numerous factors such as collections, operating expenses and capital expenditures.

NOTE 3 — 10-7/8% Senior Notes

On March 14, 1997, Anvil issued $130,000 Senior Notes due March 15, 2007 and received proceeds of $126,100 net of debt discount of $3,900.  Interest on the Senior Notes is payable semiannually on March 15 and September 15.  No interest has been paid on the Senior Notes since March 15 2006, and the Company is in default under certain terms of the indenture relating to the Senior Notes.

The Senior Notes (classified within Liabilities Subject to Compromise in the accompanying consolidated balance sheet as of October 28, 2006) are guaranteed by the Company, Spectratex and the Non-U.S. subsidiaries of Anvil and are senior unsecured obligations of the Company ranking senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness.

All unsatisfied obligations under the Senior Notes (principal and interest) are expected to be eliminated upon consummation of the reorganization of the Company pursuant to the bankruptcy proceedings.  Pursuant to SOP 90-7, no interest has been accrued on the Senior Notes subsequent to the Petition Date.

NOTE 4 — Redeemable Preferred Stock

In accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company classifies its  mandatorily redeemable 13% Senior Exchangeable Preferred Stock (the “Preferred Stock”) as a liability, and the related dividends and accretion as interest expense.  The Preferred Stock, which is included in Liabilities Subject to Compromise at October 28, 2006 (see Note 5), is determined as follows:

	October 28, 2006	January 28, 2006
Preferred Stock issued and outstanding (Liquidation value, $101,179 and $91,922)	$91,350	$92,488
Less—Preferred Stock in treasury (Liquidation value, $31,314 and $28,449)	(21,590)	(28,624)
Preferred Stock—net (Liquidation value, $69,865and $63,473)	$69,760	$63,864

In accordance with the provisions of the Company’s Certificate of Designations relating to the Preferred Stock, the Company has paid stock dividends aggregating 1,075,782 shares ($26,895 liquidation value).  This amount includes all dividends declared and paid through the March 15, 2002 quarterly dividend payment date.  Dividends subsequent to that date are required to be paid in cash.  The Board of Directors of Holdings has not declared any quarterly dividends since the March 15, 2002 dividend, and such dividends have not been paid.   To date, the contractual unpaid dividends amount to $30,579, excluding dividends on preferred shares held by the Company.  Under the Certificate of Designations relating to the Preferred Stock, if the Company fails to make cash dividend payments for four consecutive quarters, the holders of the Preferred Stock, at a special meeting held for that purpose, voting together as a class, may elect two additional directors to the Company’s Board of Directors.    On November 6, 2003, a special meeting of the holders of the Preferred Stock was held for the purpose of electing two additional directors.  At that meeting, two directors, nominated by the holders of Preferred Stock, were elected to the Company’s Board of Directors.  Effective November 17, 2005, one such director resigned.

All unsatisfied obligations under the Preferred Stock (liquidation value, including unpaid dividends) are expected to be eliminated upon consummation of the reorganization of the

Company pursuant to the Bankruptcy proceedings.  Pursuant to SOP 90-7, no preferred dividends have been accrued and no accretion has been recorded on the Preferred Stock subsequent to the Petition Date.

NOTE  5 — Liabilities Subject to Compromise

Liabilities Subject to Compromise refer to liabilities incurred prior to the filing of a petition for protection under the Bankruptcy Code, except those claims that will not be impaired or that have been paid pursuant to an order of the Bankruptcy Court.  These liabilities subject to compromise represent management’s best estimate of known or potential claims to be resolved in connection with the Chapter 11 filing.  Such claims may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. The principal categories of claims classified as Liabilities Subject to Compromise as of October 28, 2006 consist of the following:

Senior Notes	$129,858
Accrued interest on Senior Notes	8,030
Preferred Stock	69,760
Accounts payable and accrued liabilities	7,575
Total Liabilities Subject to Compromise	$215,223

NOTE 6 — Reorganization Items

Reorganization items recorded in the accompanying consolidated statement of operations represent professional fees incurred subsequent to the Petition Date as a result of the Chapter 11 proceeding.  These professional fees include accounting, legal and consulting services provided to the Company.

NOTE 7 — Recent Bankruptcy Developments

On December 5, 2006, the Court approved the Company’s Modified First Amended Disclosure Statement and scheduled a hearing to consider confirmation of the Plan of Reorganization for January 10, 2007.

NOTE  8 -  Inventories

Inventories at October 28, 2006 and January 28, 2006 consisted of the following:

	October 28, 2006	January 28, 2006
Finished goods	$38,223	$41,066
Work-in-process	3,170	1,876
Raw materials and supplies	10,308	7,663
	$51,701	$50,605

NOTE 9 —Intangible Assets

In accordance with the provisions of SFAS No. 142, the Company tests its intangible assets for impairment annually and when an event occurs indicating that it is possible an impairment exists.

The Company’s intangible assets, which are being amortized, consist of trademarks having an aggregate value of $4,858, less accumulated amortization of $3,364 and $3,146 as of October 28, 2006 and January 28, 2006, respectively.  Amortization expense for these trademarks will be $286 in each future fiscal year.  The Company believes that projected cash flows as well as the intrinsic value of its trademarks are representative of their carrying value.

NOTE  10 - Summarized Financial Data of Certain Wholly-Owned Subsidiaries

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

						Holdings and
As of and for the Fiscal Quarter Ended October 28, 2006				Non-U.S.	Elim-	Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	inations	Consolidated
Balance Sheet Data
Total current assets		$81,225	$226	$5,553		$87,004
Other assets		16,557	673	12,554		29,784
Investment in Spectratex		302			$(302)
Investment in Non-U.S. Subs		14,834			(14,834)
Total assets	$—	$112,918	$899	$18,107	$(15,136)	$116,788
Total current liabilities		$37,702	$597	$3,273		$41,572
Liabilities subject to compromise	$69,760	145,463				215,223
Investment in Anvil	70,247				$(70,247)
Stockholders’ (deficiency)/equity	(140,007)	(70,247)	302	14,834	55,111	(140,007)

Total liabilities and stockholders’ equity/(deficiency)	$—	$112,918	$899	$18,107	$(15,136)	$116,788
Statement of Operations Data
Net sales		$39,763	$2,335	$4,917	$(4,855)	$42,160
Cost of goods sold		30,642	1,873	7,797	(4,855)	35,457
Gross profit (loss)		9,121	462	(2,880)		6,703
Operating expenses		6,806	67	317		7,190
Reorganization items		689				689
Interest expense and other	$1,622	3,305				4,927
Equity in earnings (loss) of subsidiaries	(4,481)	(2,802)			7,283
Net (loss) income	$(6,103)	$(4,481)	$395	$(3,197)	$7,283	$(6,103)

						Holdings and
Fiscal Nine Months Ended October 28, 2006				Non-U.S.	Elim-	Subsidiaries
	Holdings	Anvil	Spectratex	Subsidiaries	inations	Consolidated
Statement of Operations Data
Net sales		$137,327	$6,494	$14,635	$(14,065)	$144,391
Cost of goods sold		110,756	5,316	19,192	(14,065)	121,199
Gross profit (loss)		26,571	1,178	(4,557)		23,192
Operating expenses		20,918	205	962		22,085
Reorganization items		689				689
Interest expense and other	$5,896	11,778				17,674
Equity in earnings (loss)
of subsidiaries	(11,360)	(4,546)			15,906
Net (loss) income	$(17,256)	$(11,360)	$973	$(5,519)	$15,906	$(17,256)

Fiscal Quarter Ended October 29, 2005 (As Restated)
Statement of Operations Data
Net sales		$39,618	$1,629	$5,061	$(4,909)	$41,399
Cost of goods sold		32,371	1,694	5,656	(4,909)	34,812
Gross profit (loss)		7,247	(65)	(595)		6,587
Operating expenses		10,041	119	265		10,425
Interest expense and other	$1,984	4,031				6,015
Equity in earnings (loss)
of subsidiaries	(12,858)	(1,219)			14,077
Loss before income taxes	(14,842)	(8,044)	(184)	(860)	14,077	(9,853)
Provision (benefit) for income taxes	—	4,814	231	(56)		4,989
Net loss	$(14,842)	$(12,858)	$(415)	$(804)	$14,077	$(14,842)

Fiscal Nine Months Ended October 29, 2005 (As Restated)
Statement of Operations Data
Net sales		$133,907	$6,369	$16,159	$(16,585)	$139,850
Cost of goods sold		107,422	6,683	17,194	(16,585)	114,714
Gross profit (loss)		26,485	(314)	(1,035)		25,136
Operating expenses		22,372	448	846		23,666
Interest expense and other	$5,768	12,251				18,019
Equity in earnings (loss) of subsidiaries	(15,080)	(2,643)			17,723
Loss before income taxes	(20,848)	(10,781)	(762)	(1,881)	17,723	(16,549)
Provision for income taxes	—	4,299				4,299
Net loss	$(20,848)	$(15,080)	$(762)	$(1,881)	$17,723	$(20,848)

As of January 28, 2006
Balance Sheet Data
Total current assets		$76,278	$426	$4,788		$81,492
Other assets		21,113	903	4,802		26,818
Investment in Spectratex		767			$(767)
Investment in Non-U.S. Subs		7,880			(7,880)
Total assets	$—	$106,038	$1,329	$9,590	$(8,647)	$108,310
Total current liabilities		$35,233	$562	$1,710		$37,505
Investment in Anvil	$58,887				$(58,887)
Long-term debt and other non-current obligations	63,864	129,692				193,556
Stockholders’ (deficiency)/equity	(122,751)	(58,887)	767	7,880	50,240	(122,751)
Total liabilities and stockholders’ equity/(deficiency)	$—	$106,038	$1,329	$9,590	$(8,647)	$108,310

Item 2.  Management’s Discussion and Analysis of Financial Condition and

              Results of  Operations

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in Note 3 to the consolidated financial statements, included in the Company’s Form 10-K for the fiscal year ended January 28, 2006, as filed with the Securities and Exchange Commission.  The application of accounting policies requires judgment by Management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry, and information available from outside sources. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant critical accounting policies include:

Application of SOP 90-7 and Fresh-Start Reporting—As more fully described in Note 1 to the consolidated financial statements, since the Company has filed a petition under Chapter 11 of the Bankruptcy Code, it has become subject to the provisions of The American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.  The provisions of the SOP do not change the Company’s requirement to report financial position and results of operations in conformity with GAAP, but rather require certain augmented disclosures and classifications specific to companies in the process of a Chapter 11 Bankruptcy reorganization.  Based on the current Plan of Reorganization, which will transfer control of the Company to the Senior Noteholders, the Company currently anticipates the Company’s emergence from bankruptcy using fresh-start reporting.  Under fresh-start reporting, all assets and liabilities will be revalued to reflect their reorganization value, which represents their fair value at the date of reorganization.  The reorganization value of the entity will be allocated to the Company’s assets in conformity with the procedures specified by SFAS No. 141, Business Combinations.  If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the Company, such amounts will be reported and accounted for as goodwill in accordance with paragraph 6 of SFAS No. 142, Goodwill and Other Intangible Assets.

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

Inventories—Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.  If required, based upon Management’s judgment, reserves for slow moving inventory and markdowns of inventory which has declined significantly in value are provided.   While such markdowns have been within the range of Management’s projections, the Company cannot guarantee that it will continue to experience the same level of markdowns, or that markdowns taken will be adequately representative of any future declines in selling prices.

Evaluation of Long-Lived Assets— Pursuant to SFAS No. 144, Accounting for the Impairment of Long-lived Assets, long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired.   In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  During the fiscal year ended January 28, 2006, the Company recorded an impairment charge of $3,713,000 relating to the fixed assets deemed to be impaired as a result of the planned transfer of production operations of its textile facilities.   Additionally, the Company accelerated depreciation on certain other fixed assets to reflect their revised estimated useful lives as a result of the planned transfer of such operations.  The impact of accelerating depreciation on those fixed assets amounted to $297,000 and $891,000, respectively, during the fiscal quarter and nine months ended October 28, 2006, and $297,000 during both the fiscal quarter and nine months ended October 29, 2005

Income taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes.  The Company has recorded deferred tax assets resulting from net operating loss carryforwards and temporary differences, which will reduce taxable income in future periods.  A valuation allowance is required for these deferred tax assets when it is more likely than not that all or a portion of them will not be realized.  As a result of recent losses which the Company is not able to carry back against prior years’ income, as well as Management projections, in 2005, the Company determined that realization of its net deferred tax assets was uncertain and increased its valuation allowances to fully reserve against its net deferred tax assets as of October 28, 2006.  Management currently intends to continue to record valuation allowances to offset subsequent tax losses.   A portion or all of such valuation allowances could be reversed in the future, depending upon the availability of deferred tax assets and carryforwards to offset any future taxable income.

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

Subsequent to the issuance of the interim consolidated financial statements for the period ended October 29, 2005, the Company determined that the provisions of SFAS No. 144 were misapplied.  The Company determined that the previously reported interim financial statements for the third quarter and nine months ended October 29, 2005 overstated the provision for asset impairment by $1,287,000 and understated depreciation expense included in cost of goods sold by $683,000, resulting in an overstatement of gross profit of $683,000, and a net overstatement in operating loss and net loss of $604,000 from the previously reported amounts.  The amounts presented in the accompanying consolidated statements of operations and cash flows for the quarter and nine months ended October 29, 2005, as applicable, have been restated from amounts previously reported in the Company’s Form 10-Q for that period to properly apply SFAS No. 144.  The following discussion gives effect to the restatement.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales.

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.1	84.1	83.9	82.0
Gross profit	15.9	15.9	16.1	18.0
Selling, general and administrative expenses	15.4	16.0	13.8	14.1
Interest expense	11.1	13.9	11.7	12.3
Other Data:
EBITDA (1)	$689,000	$2,292,000	$5,730,000	$11,150,000
Percentage of net sales	1.6%	2.3%	4.0%	11.2%

(1)             EBITDAis defined as operating income plus depreciation and amortization and certain other non-cash charges.  EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company’s ongoing operating activities as it reflects earnings trends of the Company.   In addition, Management believes EBITDA is a widely accepted financial indicator of a company’s ability to service and/or incur indebtedness.  EBITDA does not take into account the Company’s debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.  Following is the computation of EBITDA for the periods indicated.

	Fiscal Quarter Ended		Fiscal Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net loss	$(6,103,000)	$(14,842,000)	$(17,256,000)	$(20,848,000)
Add back (subtract):
Provision for income taxes	—	4,989,000	—	4,299,000
Interest expense	4,697,000	5,757,000	16,851,000	17,174,000
Other expenses (non-operating)	230,000	258,000	823,000	845,000
	(1,176,000)	(3,838,000)	418,000	1,470,000
Add: Depreciation of fixed assets	1,790,000	2,342,000	5,094,000	5,749,000
Provision for asset impairment	—	3,713,000	—	3,713,000
Amortization of intangible assets	75,000	75,000	218,000	218,000
EBITDA	$689,000	$2,292,000	$5,730,000	$11,150,000

Quarter Ended October 28, 2006 Compared to Quarter Ended October 29, 2005

Net sales for the quarter ended October 28, 2006 amounted to $42,160,000, as compared to $41,399,000 for the comparable quarter of the preceding fiscal year, an increase of $761,000, or 1.8%.   Total units sold in the current quarter were approximately 3% more than the same period of the prior year, while average selling prices declined by approximately 1%, due primarily to an increase in promotional allowances.

Gross profit increased from $6,587,000 in the quarter ended October 29, 2005 to $6,703,000 in the current fiscal quarter ended October 28, 2006, an improvement of $116,000 or 1.8%.  Gross margin for each of the quarters was approximately the same (15.9%), and the increase in gross profit is the result of the aforementioned higher sales.   Costs relating to the Company’s textile operations were approximately $1,000,000 higher during the current fiscal quarter as compared to the same period of the prior year, due to inefficiencies caused by the ongoing move of the Company’s North Carolina textile manufacturing operations to Honduras, and accelerated depreciation on the affected North Carolina fixed assets.  These cost increases were offset by a favorable change in yarn prices in the current quarter.

Selling, general and administrative expenses (including distribution expense) was $165,000 less in the fiscal quarter ended October 28, 2006 as compared to the same period in the prior fiscal year.  This decrease is primarily the result of a reduction in general and administrative salaries.

Professional fees relating to possible restructuring/refinancing amounted to $643,000, representing Jefferies’ and related professional fees and expenses incurred during the quarter ended October 28, 2006 prior to the Petition Date.   It should be noted that subsequent to the Petition Date, such professional fees are separately classified in the Company’s consolidated statement of operations as Reorganization items, pursuant to SOP 90-7.

Interest expense on borrowings was $698,000 lower in the current period than the corresponding prior year’s period, and dividends and accretion on the Company’s Redeemable Preferred Stock (classified as interest expense) decreased $362,000 in the current fiscal quarter as compared to the same period of the prior year.  These two components of interest expense declined primarily due to the fact that on the Petition Date, the Company discontinued the accrual of interest and dividends on the Senior Notes and Preferred Stock.    The decrease in interest on borrowings is net of an offsetting increase in interest on the Company’s DIP/revolving credit borrowings of approximately $300,000, as the result of higher levels of borrowings and an increase in the prime rate in the current quarter as compared to the same period of the prior year.

Reorganization items amounted to $689,000 for the quarter ended October 28, 2006.  This amount represents Jefferies’ and related professionals’ fees and expenses incurred after the Petition Date as a result of the Chapter 11 reorganization proceedings.

Nine Months Ended October 28, 2006 Compared to Nine Months Ended October 29, 2005

Net sales for the nine months ended October 28, 2006 amounted to $144,391,000, as compared to $139,850,000 for the comparable nine months of the preceding fiscal year, an increase of $4,541,000, or 3.2%.   Total units sold in the current nine months were approximately 5.8% higher than the same period of the prior year while average selling prices declined approximately 2.3%, due primarily to an increase in promotional allowances.

Gross profit declined from $25,136,000 in the nine months ended October 29, 2005 to $23,192,000 in the current nine months ended October 28, 2006, a reduction of $1,944,000 or 7.7%.  Gross margin for the current year’s nine month period was 16.1% as compared to 18.0% for the same period of the prior year.   The year to date impact of the inefficiencies caused by the ongoing move of textile manufacturing operations to Honduras (including the impact of accelerated depreciation) is estimated at approximately $5,500,000.  The foregoing unfavorable cost increases were partially offset by a decline in yarn prices of approximately $3,500,000.

Selling, general and administrative expenses (including distribution expense) was $253,000 greater in the fiscal nine months ended October 28, 2006 as compared to the same period in the prior fiscal year.  On a year to date basis, the current nine month fiscal period includes  approximately $380,000 (incurred mainly during the first fiscal quarter) for outside operational consulting services.

Professional fees relating to possible restructuring/refinancing amounted to $1,879,000, representing Jefferies’ and related professional fees and expenses incurred during the nine months ended October 28, 2006 prior to the Petition Date.   It should be noted that subsequent to the Petition Date, such professional fees are separately classified in the Company’s consolidated statement of operations as Reorganization items, pursuant to SOP 90-7.

Interest expense on borrowings was $450,000 lower in the current period than the corresponding prior year’s period, and dividends and accretion on the Company’s Redeemable Preferred Stock (classified as interest expense) increased $127,000 in the current fiscal quarter as compared to the same period of the prior year.  Interest on borrowings declined primarily due to the fact that on the Petition Date, the Company discontinued the accrual of interest and dividends on the Senior Notes.  Preferred dividends increased as the result of the effect of compounding, offset by the discontinuance of accruing of dividends on the Petition Date.   The decrease in interest on borrowings is net of an offsetting increase in interest on the Company’s DIP/revolving credit borrowings of approximately $500,000, as the result of higher levels of borrowings and an increase in the prime rate in the current nine months as compared to the same period of the prior year.

Reorganization items amounted to $689,000 for the nine months ended October 28, 2006.  This amount represents Jefferies’ and related professionals’ fees and expenses incurred after the Petition Date as a result of the Chapter 11 reorganization proceedings.

Analysis of Cash Flow Data

Cash used by operating activities was $85,000 in the current fiscal nine months, while in the same fiscal period of the prior year, the Company’s operating activities provided $242,000 in cash, a net change of approximately $327,000 in cash provided (used) by operating activities.   The operating income for the nine months ended October 28, 2006 was  $363,000 less than the same period of the prior year.  Other changes in the elements of the Company’s working capital accounted for the remainder of the change in cash provided/used by operating activities.  Reorganization items amounted to $406,000, consisting primarily of professional fees incurred after the Petition Date.

Cash used in investing activities was approximately $6,200,000 greater in the fiscal nine months ended October 28, 2006 as compared to the first nine months of the prior fiscal year, representing an increase in the Company’s net investments in capital equipment, primarily related to the move of its textile manufacturing operations to Honduras.

Cash provided by financing activities was $12,397,000 in the fiscal nine months ended October 28, 2006.  This amount represents the Company’s net borrowings under its DIP financing (formerly the Revolving Credit Agreement) through the end of the first three quarters of fiscal 2006.   For the same period of the prior year, the Company incurred net borrowings of $5,308,000 on its revolving credit line.  The increase in borrowings is primarily the result of the aforementioned increase in capital expenditures as well as increased costs associated with the Company’s Chapter 11 Bankruptcy.  Reorganization items amounted to $283,000 which represents financing costs incurred for the DIP financing.

Liquidity and Capital Resources

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of $4,333,000 and $3,657,000 in the fiscal years ended January 29, 2005 and January 28, 2006, respectively.  Historically, the Company’s major capital expenditures have related to the acquisition of machinery and equipment and management information systems hardware and software.  Management estimates that capital expenditures in the ordinary course of business for each of the next two fiscal years will be approximately $4,000,000 annually.  This amount does not include capital expenditures relating to the textile facility in Honduras, which are currently estimated at approximately $8,000,000 during the current fiscal year and $2,000,000 in fiscal 2007.

The Company presently believes that it will have sufficient funding available from the DIP Financing to meet its working capital requirements and capital expenditures through the anticipated date of emergence from Chapter 11.

Holdings has no independent operations with its sole asset being the capital stock of Anvil, which stock is pledged to secure the obligations under the DIP financing.

A summary of the Company’s contractual obligations and commitments as of October 28, 2006 is as follows.  The table includes liabilities subject to compromise as describe in Note 5 to the consolidated financial statements.  The ultimate settlement of amounts relating to the Senior Notes and Redeemable Preferred Stock is expected to be significantly less than the “contractual” amounts shown below.

	Less Than
	1 Year	1-3 Years	3-5 Years	Total
DIP Financing	$27,905,000			$27,905,000
10-7/8% Senior Notes	130,000,000			130,000,000
Interest on Senior Notes	14,138,000			14,138,000
Operating leases*	4,021,000	$6,556,000	$5,066,000	15,643,000
Employment Agreements	1,125,000			1,125,000
Letters of Credit	2,162,000			2,162,000
Redeemable Preferred Stock		96,197,000		96,197,000
Total	$179,351,000	$102,753,000	$5,066,000	$287,170,000

*Includes minimum lease payments which began upon the occupancy by the Company of its textile facility in Honduras in June 2006.  The minimum lease payments on this facility are approximately $1,551,000 annually for an initial term of ten years.

The Company’s agreement with Jefferies, as amended, calls for a contingent fee as well as monthly retainer fees.  If the Chapter 11 proceeding is concluded as presently anticipated, total fees and retainers paid to Jefferies would approximate $2,400,000 through January 2007, of which approximately $1,325,000 has been incurred through October 28, 2006.

The Company has also agreed, under certain terms and conditions, to pay the reasonable fees and expenses of the legal advisor to the abovementioned Creditors Committee.

The Company’s financing needs, along with its recurring losses, and its stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern under the current structure.  Its ability to continue as a going concern will be dependent upon successful operations and continued financing after emergence from Chapter 11.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs which amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  This statement was effective for fiscal years beginning after June 15, 2005 and the Company adopted the statement as of the beginning of the Company’s 2006 fiscal year.  The adoption of SFAS No. 151 has not had a significant impact on the Company’s reported results of operations or financial position.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company is currently evaluating the impact, if any, of adopting SAB 108 on its consolidated financial statements.

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

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts.  From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, Management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that Management’s expectation, beliefs or projections will result or be achieved or accomplished.  In addition to the other factors and matters discussed elsewhere herein, the following factors are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1.   Bankruptcy Court approval of the Company’s motions prosecuted by it from time to time.

2.   The ability of the Company to confirm and consummate the Plan of Reorganization.

3.   Third parties’ seeking the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases.

4.   Changes in economic conditions, in particular those which affect the activewear market.

5.   Changes in the availability and/or price of yarn, in particular, if increases in the price of yarn are not passed along to the Company’s customers.

6.   Changes in senior management or control of the Company or the ability of the Company to attract, retain and compensate key executives and other employees.

7.   Inability to obtain new customers or retain existing ones.

8.   Significant changes in competitive factors, including product pricing conditions, affecting the Company.

9.   Governmental/regulatory actions and initiatives, including, those affecting financings.

10. Significant changes from expectations in actual capital expenditures and operating expenses.

11. Occurrences affecting the Company’s ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.

12. Significant changes in rates of interest, inflation or taxes.

13. Significant changes in the Company’s relationship with its employees and the  potential adverse effects if labor disputes or grievances were to occur.

14. Changes in accounting principles and/or the application of such principles to the  Company.

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of October 28, 2006 and concluded that these controls and procedures are effective.

There have been no changes in internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended October 28, 2006.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

The Company believes there have been no material changes in risk factors as previously disclosed in response to item 1A. of Part II of its Form 10-K as previously filed with the Securities and Exchange Commission for the fiscal year ended January 28, 2006.

Item 3.  Defaults Upon Senior Securities.

As more fully described in the notes to the consolidated financial statements, the Company is in default with respect to various provisions of Senior Notes and Redeemable Preferred Stock and is currently operating pursuant to Chapter 11 as Debtor-in-Possession.

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

Dated: December 12, 2006